Form 10-Q
period 1995-09-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1995-11-14
CIK 797397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark one)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended              September 30, 1995
                 --------------------------------------------------------

                                       or
 [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission File Number:                      0-18444
                       --------------------------------------------------

                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          North Carolina                                               56-1560476
--------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification Number)

12201 Steele Creek Road    Charlotte,  North Carolina                    28273
--------------------------------------------------------------------------------------------------------
(Address of principal executive office)                                (Zip code)

                                 (704) 588-4074
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes [ X ]       No  [   ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                        Yes [   ]       No  [   ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

This document contains 27 pages.  The Exhibit Index is located on page 7.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                                                              September 30,  December 31,
                                                                   1995          1994
           ASSETS                                              (Unaudited)      (Note)
                                                               ----------    ----------
CURRENT ASSETS
 Cash and cash equivalents                                     $   47,979    $  107,906
 Accounts receivable, tenant                                       37,698        45,604
 Prepaid expenses                                                   1,103           223
                                                               ----------    ----------

        Total current assets                                       86,780       153,733
                                                               ----------    ----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Securities available for sale                                    154,804       105,255
 Properties on operating leases and properties held
   for lease, net of accumlated depreciation
   1995 $1,018,404; 1994 $897,160                               6,519,342     6,580,839
 Accrued rent receivable                                           60,407        26,038

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1995 $34,434; 1994 $29,977                                      11,666        16,123
 Deferred leasing commissions, net of accumulated
   amortization 1995 $15,512; 1994 $6,494                          63,574        69,454
                                                               ----------    ----------

                                                               $6,896,573    $6,951,442
                                                               ==========    ==========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                          $  117,042    $  109,921
 Accounts payable                                                  49,633        12,879
 Accrued expenses                                                 104,950       136,234
                                                               ----------    ----------

        Total current liabilities                                 271,625       259,034
                                                               ----------    ----------

LONG-TERM DEBT, less current maturities                         4,127,208     4,220,469
                                                               ----------    ----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                                   1,640         1,497
 Limited partners                                               2,490,100     2,475,747
 Unrealized gain(loss) on investment securities                     6,000        (5,305)
                                                               ----------    ----------

                                                                2,497,740     2,471,939
                                                               ----------    ----------

                                                               $6,896,573    $6,951,442
                                                               ==========    ==========

Note: The Condensed Balance Sheet at December 31, 1994 has been taken from the audited financial statements at that date.  See Notes to Condensed
                            Financial Statements.

                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                      Three Months Ended           Nine  Months Ended
                                         September 30,               September 30,
                                   -----------------------      -----------------------
                                      1995          1994           1995          1994
                                   ---------     ---------      ---------     ---------
                                          (Unaudited)                 (Unaudited)
Rental income                      $ 280,397     $ 247,149      $ 891,472     $ 836,757

Operating expenses:
 Wages and contract labor          $  11,890     $   7,503         32,257        23,846
 Depreciation and amortization        45,063        45,000        134,718       128,534
 Repairs and maintenance              35,286        35,108         99,475        87,547
 Management fees                      11,073         9,886         34,592        35,991
 Utilities                            42,297        44,701        116,862       120,153
 Professional fees                    13,687          (546)        52,107        17,898
 Property taxes                       22,095        20,316         66,905        61,616
 Miscellaneous                         8,572         1,920         23,464        17,815
                                   ---------     ---------      ---------     ---------

                                   $ 189,763     $ 163,888        560,380       493,400
                                   ---------     ---------      ---------     ---------

        Operating income           $  90,634     $  83,261        331,092       343,357
                                   ---------     ---------      ---------     ---------

Nonoperating income (expense):
 Interest and dividend income      $   2,505     $   2,344          6,233         5,482
 Interest expense                   (105,236)     (107,547)      (317,421)     (325,932)
 Other                                -----        ------          (5,409)      ------
                                   ---------     ---------      ---------     ---------

                                   $(102,731)    $(105,203)      (316,597)     (320,450)
                                   ---------     ---------      ---------     ---------

        Net income                 $  12,097     $ (21,942)     $  14,495     $  22,907
                                   =========     =========      =========     =========

        Net income per limited
          partnership unit         $    1.90     $   (3.44)     $    2.28     $    3.60
                                   =========     =========      =========     =========


See Notes to Condensed Financial Statements.

                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                   Nine Months Ended
                                                                      September 30,
                                                                -----------------------
                                                                   1995          1994
                                                                ---------      --------
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  14,495      $ 22,907
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                  134,718       128,534
   Loss on sale of securities available for sale                    5,409         ---
 Changes in assets and liabilities:
   (Increase) in prepaids, deferrals                              (27,343)      (71,886)
       and other receivables
   Increase (Decrease) in accounts payable
        and accrued expenses                                        5,470       (14,141)
                                                                ---------      --------

        Net cash provided by operating activities                 132,749        65,414
                                                                ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                            105,152         ---
 Purchase of securities available for sale                       (148,804)       (2,395)
 Disbursements for deferred leasing commissions                    (3,138)        ---
 Purchase of investment property                                  (59,746)      (29,208)
                                                                ---------      --------

        Net cash (used) in investing activities                  (106,536)      (31,603)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                       (86,140)      (79,434)
                                                                ---------      --------

        Net cash (used) in financing activities                   (86,140)      (79,434)

        Net (decrease) in cash and cash equivalents               (59,927)      (45,623)

Cash and cash equivalents:
 Beginning                                                        107,906       191,159
                                                                ---------      --------

 Ending                                                         $  47,979      $145,536
                                                                =========      ========


See Notes to Condensed Financial Statements.

                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   Nature of Business:

     The Partnership was formed in July 1986 to acquire, operate, hold for investment and sell real estate. The two properties currently owned are the UCB Building in Greenville, South Carolina, and the EastPark Executive Center in Charlotte, North Carolina.

2.   Opinion of Management:

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all which were normal recurring accruals) necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year.

3.   Statement of Cash Flows:

     For purposes of reporting the statements of cash flows, the Limited Partnership includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents on the accompanying condensed balance sheets.

4.   Priority Return:

     At December 31, 1994, the cumulative unpaid priority return to the unit holders was $1,438,481 compared to $1,195,697 one year prior. This increase resulted from no distributions being made to partners during the year and the pro rata share due partners pursuant to the Limited Partnership Agreement. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay any portion of the priority return. Furthermore, the General Partners believe that it is unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Changes in financial condition

There have not been any significant changes in financial condition from December 31, 1994 to September 30, 1995. Accrued rent receivable has increased since year end due to the monthly adjustment to straight-line the rental concession given to Metropolitan Life Insurance Company ("MetLife") at the UCB building. The accrued rent receivable peaked in July 1995; thereafter the receivable will be adjusted down each month until it reaches zero at the end of the MetLife lease in July 1999. Accrued liabilities are down from year-end due to real property taxes being paid in January 1995. The Partnership continues to accrue monthly for the 1995 taxes to be paid in January 1996; therefore accrued expenses will continue to increase for the remainder of 1995.

Liquidity and Capital Resources

During the quarter ended September 30, 1995, the Partnership continued to fund working capital requirements, although the working capital deficit increased from December 31, 1994 primarily due to investing cash and cash equivalents into equity securities. These securities are excluded from the working capital calculation; however, these investments may be converted to cash to meet working capital demands. No distributions were paid to the limited partners this quarter, resulting in an increase to their cumulative unpaid priority return. (See note 4 of the condensed financial statements.)

The Partnership has contracted with Price Davis Construction, Inc. (contract attached) to commence the upfitting of the space leased by the General Services Administration ("GSA") at the EastPark Executive Center. The current estimated cost to upfit the GSA space is $1,065,000 as opposed to the original estimate of $750,000. The increase in the estimated cost can be attributed primarily to the following factors: an increase in labor and material costs from 1993 to 1995, the original estimate was not based on specific plans and specifications but on general specifications by the GSA, and the power distribution system as finally required by the GSA was approximately $150,000 more than the original budget amount. The increased amount due to the power distribution system was factored into the increase in rental rates that the GSA will pay under the lease agreement. The Partnership has secured a $750,000 loan with First Union National Bank of North Carolina in connection with this upfit. The $750,000 loan is due on May 10, 1996 with interest at the Bank's prime rate. The General Partners believe that the same lender will provide additional financing needed at similar terms. The General Partners also believe that the note term may be extended, if necessary, under substantially similar terms.

Results of operations

Net income for the nine months ended September 30, 1995 is down approximately $8,400 compared to the same period of the prior year. Although rental income has increased by approximately $55,000, expenses have increased by almost $63,000 thereby resulting in the decreased net income. Increased professional fees, relating to the potential sale of the partnership's properties, comprises the greatest increase in the expenses. The remaining expense increase can be attributed to increased repairs, maintenance, depreciation and amortization. These same factors can be attributed to the decrease in net income for the quarter ended September 30, 1995. Occupancy rates are currently 100% at the UCB building and 88% at the EastPark Building. In accordance with the GSA lease at EastPark, the remaining 12% is reserved for temporary use by the tenant until the GSA upfitting is completed.

Status of Sales Efforts; Future Matters

As previously reported, the Partnership's two properties were listed with a Charlotte-based commercial real estate broker during the first quarter of 1995. The Partnership received a non-binding offer on the EastPark Executive Center from a qualified buyer. The proposed buyer has informed the partnership that it has not been able to secure financing; accordingly, the General Partners will seek to list the property with a Charlotte-based commercial real estate broker.

The listing agreement on the UCB building has expired without an offer from a qualified buyer which contains acceptable terms to the General Partners. The General Partners believe that it would be more advantageous to list the building with a real estate broker in the local Greenville, South Carolina market. The General Partners expect to sign a contract with a new broker in the near future.


PART II.   OTHER INFORMATION

              Item 1.     Legal Proceedings

                          The Partnership is not engaged in any legal proceedings of a material nature at the present time.

              Item 6.     Exhibit Index

                 (a)      Exhibits:

                          Designation
                          Number Under
              Exhibit     Item 601 of                                                                                Page
              Number      Regulation S-K   Exhibit Description                                                       Number
              ------      --------------   -------------------                                                       ------
               1.                4            Instrument defining rights of security holders - set forth in the
                                              Limited Partnership agreement which is contained in the
                                              Prospectus of the Partnership, dated December 1, 1987,
                                              Registration Number 33-07056-A (hereinafter "Prospectus")
                                              and incorporated herein by reference.

                2.               10           Limited Partnership Agreement - contained in the Prospectus incorporated herein by reference.

                3.               10.1         Loan Agreement with First Union National Bank of North Carolina
                                              dated May 10, 1995.                                                       9

                4.               10.2         Partnership Contract with Price Davis Construction, Inc. dated
                                              October 9, 1995.                                                          11
                                 27           Financial Data Schedule (for SEC use only)

               (b)          Reports on Form 8-K:

                            No reports on Form 8-K have been filed during the three months ended September 30, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          YAGER/KUESTER PUBLIC FUND
                                          LIMITED PARTNERSHIP
                                          (Registrant)

                                          By:          DRY Limited Partnership,
                                                       General Partner of Registrant


Date    11/14/95                          By:            /s/ Dexter R. Yager, Sr.
     --------------------------               ------------------------------------------------
                                                           Dexter R. Yager, Sr.
                                                             General Partner

Date    11/14/95                          By:              /s/ Alison L. Hawk
     --------------------------               ------------------------------------------------
                                                              Alison L. Hawk
                                                                Controller