Form 10-K
period 1995-12-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1996-03-29
CIK 797397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to
                               ---------------------  ---------------------
Commission file number  0-18444
                      -------------------------------------------------------

                Yager/Kuester Public Fund Limited Partnership
-----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             North Carolina                            56-1560476
 ---------------------------------------  ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

12201 Steele Creek Road, P.O. Box 412080
      Charlotte, North Carolina                          28241
----------------------------------------  ------------------------------------
   (Address of principal offices)                      (Zip Code)

Registrant's telephone number, including area code: (704) 588-4074
                                                    --------------------------
Securities registered pursuant to Section 12(b) of the Act:


                                          Name of Each Exchange on
    Title of Each Class                        Which Registered
--------------------------------      ----------------------------------------
        None
--------------------------------      ----------------------------------------


         Securities registered pursuant to Section 12(g) of the Act:
                          Limited Partnership Units
-------------------------------------------------------------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Not Applicable.


Documents Incorporated By Reference

     Exhibits (4) and (10.1) of Part IV, required by Item 601 of Regulation S-K, are incorporated by reference from the prospectus of the registrant, dated December 1, 1987, Registration Number 33-07056-A (hereinafter "Prospectus").

     This document contains 39 pages.  The Exhibit Index is located on page 22.

                                     PART I

     Item 1. Business. The registrant is a North Carolina limited partnership formed in July 1986 (hereinafter referred to as the "Partnership"). The Partnership engaged in a "blind pool offering," the proceeds of which were used to purchase income-producing real property. During the year ended December 31, 1988, the Partnership received the minimum investment required to remove subscribers' funds from escrow. The Partnership's offering terminated with a total subscription of $3,195,000 from investor limited partners. The net proceeds were used to purchase the properties described in Item 2 below, to pay the expenses of the offering and to fund the working capital account. The funds not required for those purposes, totalling $84,273, were returned to investors.

     The sole business of the Partnership is the operation of commercial office buildings purchased with the proceeds of the public offering. (See Item 2 below for a description of the properties.) During the year ended December 31, 1995, the occupancy of the United Carolina Bank Building was maintained at 100% and the EastPark Executive Center facilities were maintained at 95% occupancy. The lease terms with the major tenants at such properties are summarized below.

             (i) EastPark Executive Center, Charlotte, NC - the General Services Administrator ("GSA") has a lease term for a ten (10) year period ending on October 31, 2004, at a rental rate of $14.15 per square foot. GSA may, at its election, terminate the lease after eight
        (8) years. The GSA leased premises include approximately 32,000 square feet. The Partnership will, however, incur significant leasehold improvements expense of approximately $1,000,000 for the GSA space. Such improvements are currently scheduled to be completed sometime in June 1996. Upon completion of the improvements, the GSA lease will account for approximately 78% of the rental income related to the EastPark Executive Center.

             (ii) United Carolina Bank Building, Greenville, SC - Metropolitan Life Insurance Company ("Metlife") is in the second year of a five year lease renewal. The rental rate is $14.00 per square foot during the first three years of the renewal term and escalates to $14.25 per square foot during the last two years of the renewal term. In lieu of granting an upfit allowance, Metlife was allowed a rent concession of $6,250 per month for the first twelve (12) months of the renewal term; the concession terminated July 31, 1995. Metlife and United Carolina Bank ("UCB"), account for 68% and 21%, respectively, of the rental income related to the United Carolina Bank Building. The UCB lease (which currently provides for a $14.06 per square foot rental rate) will expire on July 31, 1999.

     The General Partners believe that, after engaging in significant (but unsuccessful) efforts to sell the Properties on acceptable terms in 1995, it is in the best interests of the Partnership to focus in 1996 on (i) completing the GSA upfit project at the EastPark Executive Center and (ii) securing a refinancing of the UCB Building debt. See Item 7 below for a discussion of refinancing matters.

     The Partnership has no employees of its own; management of the Partnership's property is performed by Kuester Properties, Inc., an affiliate of FSK Limited Partnership. Administration of the Partnership is performed by the General Partners. (See Items 10 and 13 below.)

     Item 2. Properties. On June 23, 1989, the Partnership purchased the EastPark Executive Center, an office complex comprised of two buildings located in Charlotte, North Carolina with net leasable area of 45,300 square feet, for a purchase price of $3,155,138 of which $1,500,000 was provided by a first mortgage loan bearing interest at 10.5% per annum and having a term of 10 years. The lender, United of Omaha Life Insurance Company ("United Omaha"), is not affiliated with the Partnership.

     On November 30, 1989, the Partnership acquired the United Carolina Bank Building, a three-story office building in Greenville, South Carolina with net leasable area of 39,138 square feet, for a purchase price of $4,202,544 of which $3,110,000 was provided by a first mortgage loan from United Omaha, bearing interest at 9.625% per annum and having a term of 7 years.

     In connection with the office building purchases, $26,312 of acquisition costs were capitalized.

     No further purchases of real property are projected and no funds are available for that purpose.

     Item 3. Legal Proceedings. The Partnership is not involved in any legal proceedings and was not so involved during the year ended December 31, 1995.

     Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

                                    PART II

     Item 5. Market for the Partnership's Common Equity and Related Stockholder Matters. There is no established public trading market for the Partnership's securities. The Partnership has 535 limited partners. Cash distributions made to the limited partners during the past years are set out in the Statements of Cash Flow included in the Financial Statements included in
Part II, Item 8 of this Report.

     Item 6.  Selected Financial Data.

                                                At or For
                                        Year Ended December 31,
                                        -----------------------

                            1995        1994          1993           1992        1991
                         ----------  ----------  -------------  -------------  ----------
Summary of Operations
  Rental income          $1,172,935  $1,114,741     $1,067,859     $1,042,672  $1,092,848
  Net income (loss)          29,787      17,865        (15,330)       (49,816)    (37,032)
  Net income (loss)
    per limited
    partnership unit           4.63        2.77          (2.38)         (7.74)      (5.75)
Summary of Financial
Position:
  Total assets           $7,214,881  $6,951,442     $7,037,438     $7,107,578  $7,156,456
  Long-term debt, less
    current maturities    1,288,754   4,220,469      4,330,390      4,363,603   4,471,530
  Distribution per
    limited partner-
    ship unit                -           -                -              -          12.51
  Number of limited
    partnership units         6,370       6,370          6,370          6,370       6,370

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity and Capital Resources

     During the year ended December 31, 1995, the Partnership continued to fund working capital requirements. The working capital deficiency increased from ($105,301) at December 31, 1994 to ($3,229,255) at December 31, 1995. The
decrease in the working capital is primarily a result of the reclassification of the loan on the United Carolina Bank building to current liabilities from long-term debt. The reclassification of the loan is due to the balloon payment of approximately $2,817,000 that is due in December, 1996. The lender, United of Omaha Life Insurance Company, has indicated its willingness to agree to a loan refinancing upon satisfaction of certain terms and conditions. The General Partners intend to finalize the definitive terms of such refinancing in the near future.

     An increase in current liabilities can also be attributed to an additional $750,000 line-of-credit note payable by the Partnership for the EastPark Executive Center GSA upfit, of which $219,783 was outstanding at December 31, 1995. This note is due on May 10, 1996. The General Partners intend to increase the amount of such loan to $1,000,000 to cover substantially all of the GSA upfit costs and to obtain a loan term extension.

     The cumulative unpaid priority return to the unit holders increased from $1,438,481 at December 31, 1994 to $1,681,265 at December 31, 1995. This
increase resulted from no distributions being made to partners during the year and the pro rata share due partners pursuant to the Limited Partnership Agreement. Based on current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay the priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay the priority return.

     During the year ended December 31, 1995, the Partnership had net income of $29,787 compared to the net income (loss) of $17,865 and ($15,330) in 1994 and 1993, respectively. Rental income, operating expenses, and interest expense for the years ended December 31, 1995 and 1994 resulted exclusively from the operations of the Partnership's commercial real estate properties. The EastPark Executive Center buildings, purchased June 23, 1989, were 88% leased at December 31, 1994 and were 95% leased at December 31, 1995. The United Carolina Bank Building, purchased November 30, 1989, was 100% leased at December 31, 1994 and 1995. In March 1996, the Partnership renewed a lease with a tenant in the United Carolina Bank Building for a term of five years. The new lease resulted in a reduction in space leased and rental paid by the tenant, and, accordingly, the occupancy rate for the United Carolina Bank Building will be reduced to 96% on or about April 1, 1996.

     The rent concessions granted by the Partnership as a result of contract renewal with a major tenant at the UCB Building decreased cash flow from rental income by $43,750 during 1995. Rental concessions are being amortized over the life of the lease in order to recognize rental revenue evenly. The Partnership does not anticipate granting any additional rent concessions during 1996 at either property.

     The Partnership entered into a Loan Extension and Modification Agreement dated as of May 12, 1993 with Internet Services Corporation, a North Carolina corporation (formerly International Network Services Corporation) owned equally by three trusts, the beneficial interests of which inure respectively to the benefit of the three children of Dexter Yager, the sole General Partner of DRY Limited Partnership, which limited partnership is one of the two general partners of the Partnership. Pursuant to the Agreement, the Partnership agreed to pay Internet $91,275 over a five-year period, with annual principal payments of $18,255 each, together with interest at the rate equal to the prime rate of NationsBank of North Carolina N.A., determined on an annual basis, plus two percent (2.0%).

     See Item 13 (Certain Relationships and Related Transactions) for a discussion regarding leasing commissions paid to Kuester Properties, Inc., a General Partner of the Partnership.

     In the event that funds derived from operations are insufficient to meet the Partnership's working capital needs, the General Partners have agreed to fund the shortfall.

     Results of Operations

     Comparison of 1995 results with 1994.

     Operating results increased slightly from an operating income of $438,454 during the year ended December 31, 1994 to an operating income of $444,916 for the comparable year 1995. Operating income expressed as a percentage of rental income decreased from 39.3% for the year ended December 31, 1994 to 37.9% for the comparable year 1995. While the overall occupancy rate for 1995 was comparable to 1994, rental income nevertheless increased by approximately $58,000. This increase of rental income in 1995 can be attributed to having a full year of the increased rental rates that were negotiated during the second half of 1994. Operating expenses were higher overall in 1995 by approximately $51,000. Increased professional fees, relating to the potential sale of the properties, comprised the greatest increase in the expenses. The remaining expense increase can be attributed to increased repairs, maintenance, depreciation and amortization. Nonoperating income and expenses for the year ended December 31, 1995 decreased 1.3% from the comparable year 1994.

     Comparison of 1994 results with 1993.

     Operating results increased from an operating income of $415,658 during the year ended December 31, 1993 to an operating income of $438,454 for the comparable year 1994. Operating income expressed as a percentage of rental income increased from 38.9% for the year ended December 31, 1993 to 39.3% for the comparable year 1994. While the overall occupancy rate was down slightly in 1994, the increase in rental rates due to the renewals of leases more than offset the occupancy change, resulting in an overall increase in rental income of approximately $47,000. Operating expenses were higher overall in 1994 by approximately $24,000. While certain expenses decreased or remained relatively consistent in 1994, contract labor and amortization expense relating to deferred leasing commissions increased. These expenses can be directly correlated to the increase in rental revenue.
Property taxes also increased between the years due to an appealed amount from prior years being paid in 1994. Nonoperating income and expenses for the year ended December 31, 1994 decreased 2.4% from the comparable year 1993.

     Item 8. Financial Statements and Supplementary Data. The financial statements are attached hereto.

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Yager/Kuester Public Fund
  Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of Yager/Kuester Public Fund Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yager/Kuester Public Fund Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 3 to the financial statements, the Partnership changed its method of accounting for investment securities in 1994.


/s/ McGladrey & Pullen LLP

Charlotte, North Carolina
February 1, 1996

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

BALANCE SHEETS
December 31, 1995 and 1994

ASSETS                                                                      1995             1994
-----------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents (Note 2)                                     $  139,930       $  107,906
   Accounts receivable, tenant (Note 9)                                       37,565           45,604
   Prepaid expenses                                                            1,100              223
                                                                          ---------------------------
            Total current assets                                             178,595          153,733
                                                                          ---------------------------
Investments and Noncurrent Receivables
   Securities available for sale (Notes 3 and 4)                             135,050          105,255
   Properties on operating leases and properties held for
     lease, net (Notes 5 and 6)                                            6,774,759        6,580,839
   Accrued rent receivable                                                    57,283           26,038
                                                                          ---------------------------
                                                                           6,967,092        6,712,132
                                                                          ---------------------------

Other Assets
   Deferred charges, net of accumulated
     amortization 1995 $35,919; 1994 $29,977                                  10,180           16,123
   Deferred leasing commissions, net of accumulated
     amortization  1995 $18,721;  1994 $6,494                                 59,014           69,454
                                                                          ---------------------------
                                                                              69,194           85,577
                                                                          ---------------------------
                                                                          $7,214,881       $6,951,442
                                                                          ===========================
LIABILITIES AND PARTNERS' EQUITY

Current Liabilities
   Note payable, bank (Note 6)                                            $  219,783       $      --
   Current maturities of long-term debt (Note 6)                           2,931,715          109,921
   Accounts payable                                                          128,472           12,879
   Accrued expenses                                                          127,880          136,234
                                                                          ---------------------------
            Total current liabilities                                      3,407,850          259,034
                                                                          ---------------------------
Long-Term Debt, less current maturities (Note 6)                           1,288,754        4,220,469
                                                                          ---------------------------
Commitment and Contingency (Notes 7 and 10)
Partners' Equity
   General partners                                                            1,795            1,497
   Limited partners (Note 7)                                               2,505,236        2,475,747
   Unrealized gain (loss) on investment securities (Note 4)                   11,246           (5,305)
                                                                          ---------------------------
                                                                           2,518,277        2,471,939
                                                                          ---------------------------
                                                                          $7,214,881       $6,951,442
                                                                          ===========================

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
Years Ended December 31, 1995, 1994 and 1993

                                                                          1995               1994             1993
----------------------------------------------------------------------------------------------------------------------
Rental income (Notes 5 and 9)                                           $1,172,935         $1,114,741       $1,067,859
                                                                        ----------------------------------------------
Operating expenses:
   Contract labor                                                           40,307             33,690           26,240
   Depreciation and amortization                                           179,987            173,606          166,596
   Repairs and maintenance                                                 133,822            125,585          122,698
   Management fees (Note 8)                                                 50,981             50,471           55,810
   Utilities                                                               149,027            154,259          155,392
   Professional fees                                                        57,331             22,696           24,762
   Property taxes                                                           88,046             92,677           80,943
   Miscellaneous                                                            28,518             23,303           19,760
                                                                        ----------------------------------------------
                                                                           728,019            676,287          652,201
                                                                        ----------------------------------------------
            Operating income                                               444,916            438,454          415,658
                                                                        ----------------------------------------------
Nonoperating income (expense):
   Interest income                                                             724              4,360            1,312
   Interest expense                                                       (422,066)          (432,683)        (437,865)
   Other                                                                     6,213              7,734            5,565
                                                                        ----------------------------------------------
                                                                          (415,129)          (420,589)        (430,988)
                                                                        ----------------------------------------------
            Net income (loss)                                               29,787             17,865          (15,330)
Deduct net income (loss) applicable to limited
   partners (per limited partner unit) 1995 $4.63;
    1994 $2.77; 1993 $(2.38)                                                29,489             17,685          (15,176)
                                                                        ----------------------------------------------
            Net income (loss) applicable to
            general partners (per limited
            partner unit) 1995 $.05 1994 $.03;
            1993 $(.03)                                                 $      298         $      180       $     (154)
                                                                        ===============================================

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' EQUITY
Years Ended December 31, 1995, 1994 and 1993

                                                                                         Net unrealized
                                                                                         Gain (Loss) on
                                                                                           Securities
                                                          General        Limited            Available
                                                          Partners       Partners           For Sale          Total
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                                 $1,471       $2,473,238            $   --        $2,474,709
   Net loss                                                  (154)         (15,176)               --           (15,330)
                                                           -----------------------------------------------------------
Balance, December 31, 1993                                  1,317        2,458,062                --         2,459,379
   Net income                                                 180           17,685                --            17,865
   January 1, 1994 adoption of FASB
     Statement No. 115 (Note 3)                               --               --               1,811            1,811
   Change in fair market value on
     securities available for sale
     (Note 4)                                                 --               --              (7,116)          (7,116)
                                                           -----------------------------------------------------------
Balance, December 31, 1994                                  1,497        2,475,747             (5,305)       2,471,939
   Net income                                                 298           29,489                --            29,787
   Change in fair market value on
     securities available for sale
     (Note 4)                                                 --               --              16,551           16,551
                                                           -----------------------------------------------------------
Balance, December 31, 1995                                 $1,795       $2,505,236            $11,246       $2,518,277
                                                           ===========================================================

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
Years Ended December 31, 1995, 1994 and 1993

                                                                             1995              1994             1993
-----------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net income (loss)                                                     $  29,787          $  17,865        $ (15,330)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                                          162,035            161,169          160,653
     Amortization                                                           17,952             12,437            5,943
     Net realized losses on sale of securities
       available for sale                                                    3,940                --               --
     Changes in assets and liabilities:
       (Increase) decrease in accounts
         receivable, tenant and accrued rent
         receivable                                                        (23,206)           (37,353)           5,586
       Increase (decrease) in:
         Accounts payable and accrued
           expenses                                                        107,238              2,664           14,274
         Other prepaids and accruals, net                                     (877)             1,691             (244)
                                                                         ---------------------------------------------
           Net cash provided by operating
           activities                                                      296,869            158,473          170,882
                                                                         ---------------------------------------------
Cash Flows From Investing Activities
   Purchase of marketable equity securities                                    --                 --           (29,558)
   Purchase of securities available for sale                              (193,803)           (29,570)             --
   Proceeds from sale of securities available for sale                     176,620                --               --
   Purchase of investment property                                        (355,955)           (34,989)          (4,285)
   Disbursements for deferred leasing
     commissions                                                            (1,569)           (75,948)             --
                                                                         ---------------------------------------------
           Net cash used in investing activities                          (374,707)          (140,507)         (33,843)
                                                                         ---------------------------------------------
Cash Flows Used In Financing Activities
   Principal payments on long-term borrowings                             (109,921)          (101,219)         (64,083)
   Proceeds from note payable                                              219,783                --               --
           Net cash provided by (used in)
            financing activities                                           109,862           (101,219)         (64,083)
                                                                         ---------------------------------------------
           Net increase (decrease) in cash and
           cash equivalents                                                 32,024            (83,253)          72,956
Cash and cash equivalents:
   Beginning                                                               107,906            191,159          118,203
                                                                         ---------------------------------------------
   Ending                                                                $ 139,930          $ 107,906        $ 191,159
                                                                         =============================================

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                            1995              1994              1993
----------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Noncash Investing
   Information
   Cash payment for interest                                              $423,197           $433,719         $440,132
Supplemental Schedule of Noncash Investing
   Activities
   Marketable equity securities transferred to
     securities available for sale                                             --              80,990              --
Net unrealized gain (loss) on securities available
   for sale                                                                 16,551             (5,305)             --


See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS


NOTE 1. NATURE OF BUSINESS AND ORGANIZATION, PARTNERSHIP AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business and organization: The Partnership is a North Carolina limited partnership formed in July 1986. The purpose of the Partnership is to acquire, operate, hold for investment and sell property. Properties currently held are located in Charlotte, North Carolina and Greenville, South Carolina.

The general partners of the Partnership are DRY Limited Partnership, a North Carolina limited partnership in which Dexter R. Yager, Sr. is the general partner and FSK Limited Partnership, a North Carolina limited partnership in which Faison S. Kuester, Jr. is the general partner.

Partnership agreement: Under the terms of the partnership agreement, all taxable income, tax losses and cash distributions from operations are to be allocated 99% to the limited partners and 1% to the general partners until the limited partners receive a return of their initial capital contributions and a "Priority Return". The Priority Return is a sum equal to 8% per annum cumulative, but not compounded, (prorated for any partial year) of the adjusted capital contributions of the limited partners, calculated from the last day of the calendar quarter in which each limited partner is admitted to the Partnership to the date of payment. Thereafter, taxable income, tax losses and cash distributions from operations will be allocated 75% to the limited partners and 25% to the general partners.

Upon the sale or refinancing of any future partnership properties, the partnership agreement specifies certain allocations of net proceeds and taxable gain or loss from the transaction.

A summary of the Partnership's significant accounting policies follows:

Use of management's estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents: For purposes of reporting the statements of cash flows, the Partnership includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less as cash and cash equivalents on the accompanying balance sheets. At various times throughout the year, the Partnership may have cash balances at financial institutions which exceed federally-insured amounts.

Investments: Properties on operating leases and properties held for lease are stated at the lower of cost less accumulated depreciation or fair market value. Depreciation is computed by the straight-line method over 40 years for buildings and over 15 years for building improvements.

Investment in marketable equity securities, securities available for sale and accounting change: Prior to January 1, 1994, the Partnership had investments in marketable equity securities. Marketable equity securities consisted of mutual funds and corporate equity securities.

YAGER/KUESTER PUBLIC FUND
 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND ORGANIZATION, PARTNERSHIP AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


The Partnership adopted the provisions of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, as of January 1, 1994. Statement No. 115 requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Since the Partnership neither buys securities in anticipation of short-term fluctuations in market prices or can commit to holding debt securities to their maturities, the investment in debt and marketable equity securities have been classified as available for sale in accordance with Statement No. 115. Available for sale securities are stated at fair value, and unrealized holding gains and losses are reported as a separate component of partners' equity.

Prior to the adoption of Statement No. 115, the Partnership stated its marketable equity securities at the lower of their aggregate cost or market, with unrealized losses charged to a separate component of partners' equity. Under both the newly adopted accounting standard and the Partnership's former accounting practices, dividends on marketable equity securities are recognized and included in income when declared. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

Note 3 to the financial statements provides further information about the effect of adopting Statement No. 115.

Deferred charges: Deferred charges are related to prepaid fees which are amortized over the length of the related loans, 7 to 10 years, on a straight-line basis.

Deferred leasing commissions: Deferred leasing commissions related to obtaining specific leases are amortized using the straight-line method over the noncancelable lease terms which range from three to eight years.

Revenue recognition: Rental revenue is recognized evenly over the term of the lease. In connection with negotiating and obtaining leases, the Partnership's management may at times grant concessions, such as free rent for a specific number of months during the lease. These costs are amortized over the life of the lease.

Disclosures about the fair value of financial instruments: Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. At December 31, 1995 the carrying values of the Partnership's financial instruments, including accounts receivable which are due on demand and the mortgage payable which bears interest at market rates, approximate their fair values.

Income taxes: Under current income tax laws, income or loss of the Partnership is included in the income tax returns of the partners. Accordingly, the Partnership will make no provision for federal or state income taxes.

YAGER/KUESTER PUBLIC FUND
 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2.  WORKING CAPITAL RESERVE

Per the Partnership Agreement, a minimum cash and cash equivalents reserve of $94,500 must be maintained to fund any expenditures that the cash flow generated from properties on operating leases is insufficient to meet. At December 31, 1995 and 1994, the Partnership exceeded the minimum requirement by $45,430 and $13,406, respectively.

NOTE 3.  ACCOUNTING CHANGE

As discussed in Note 1, the Partnership adopted FASB Statement No. 115 as of January 1, 1994. In accordance with Statement No. 115, the 1993 comparative financial statements have not been restated for the change in accounting principle. There was no effect to net income in 1994 for adopting Statement No. 115. The January 1, 1994 balance of partners' equity was increased by $1,811 to recognize the net unrealized holding gain on securities at that date.

NOTE 4.  SECURITIES AVAILABLE FOR SALE

The following is a summary of the Partnership's securities available for sale as of December 31, 1995 and 1994:

                                                                Gross              Gross
                                                              Unrealized        Unrealized
                                               Cost             Gains              Losses       Fair Value
                                             -------------------------------------------------------------
                                                                          1995
                                             -------------------------------------------------------------
Securities available for sale:
   Common stock                              $108,800          $11,100             $  --          $119,900
   Corporate bonds and notes                   15,004              146                --            15,150
                                             -------------------------------------------------------------
                                             $123,804          $11,246             $  --          $135,050
                                             =============================================================
                                                                          1994
                                             -------------------------------------------------------------
Securities available for sale:
   Common stock                              $ 25,000          $ 1,125             $  --          $ 26,125
   Mutual fund                                 85,560              --               6,430           79,130
                                             -------------------------------------------------------------
                                             $110,560          $ 1,125             $6,430         $105,255
                                             =============================================================

As of December 31, 1995, the Partnership did not have trading or held to maturity securities.

A summary of investment earnings included in nonoperating income (expense) in the accompanying Statements of Operations for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                                             1995              1994             1993
                                                                           ------------------------------------------
Realized gains on sale of securities available for sale                    $ 1,805             $  --            $  --
Realized (losses) on sale of securities available for sale                  (5,745)
                                                                           ------------------------------------------
                                                                           $(3,940)            $  --            $  --
                                                                           ==========================================


YAGER/KUESTER PUBLIC FUND
 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.     SECURITIES AVAILABLE FOR SALE (CONTINUED)

Proceeds from sales of securities available for sale during the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                            1995               1994             1993
                                                                          -------------------------------------------
Proceeds from sales of securities available for sale                      $176,620             $  --            $  --
                                                                          ===========================================


Dividend income included in nonoperating income (expense) in the accompanying Statements of Operations totaled $7,778, $4,821 and $4,861 for the years ended December 31, 1995, 1994 and 1993, respectively.

The changes in the net unrealized gain (loss) on securities available for sale during the years ended December 31, 1995 and 1994 were $16,551 and $(5,305), respectively, which have been included in the separate component of partners' equity.

NOTE 5.  PROPERTIES ON OPERTING LEASES AND PROPERTIES HELD FOR LEASE

The Partnership leases office facilities under various lease agreements. The following schedule provides an analysis of the Partnership's investment in properties held for lease by major classes as of December 31, 1995 and 1994, respectively.

                                                  1995              1994
                                               -----------------------------
Land                                           $1,168,953         $1,168,953
Building                                        6,188,729          6,188,729
Building improvements                             476,272            120,317
                                               -----------------------------
                                                7,833,954          7,477,999
Less accumulated depreciation                   1,059,195            897,160
                                               -----------------------------
                                               $6,774,759         $6,580,839
                                               =============================

The following is a schedule by years of all minimum future rentals on noncancelable operating leases as of December 31, 1995:


Year Ending
December 31,                                                      Amount
----------------------------------------------------------------------------
1996                                                             $1,081,880
1997                                                              1,072,125
1998                                                                964,067
1999                                                                735,760
2000                                                                450,778
Thereafter                                                          826,472
                                                                 ----------
                                                                 $5,131,082
                                                                 ==========

YAGER/KUESTER PUBLIC FUND
 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  NOTE PAYABLE, BANK, LONG-TERM DEBT AND PLEDGED ASSETS

The Partnership has a $750,000 line-of-credit with an outstanding balance of $219,783 at December 31, 1995 which allows borrowings and repayments to be made on a daily basis. Outstanding balances on the line-of-credit bear interest at a variable rate tied to the bank's prime rate (prime rate was 8.5% at December 31, 1995). The line-of-credit is unsecured and expires on May 10, 1996. The Partnership did not have a line-of-credit available to it at December 31, 1994.

Long-term debt and pledged assets consists of the following at December 31, 1995:

Note payable to United of Omaha, due in monthly installments of $14,976, including interest at 10.5%, through June 1999, with $1,115,064 due in
 July 1999, collateralized by mortgage on land and building                       $1,297,832
Note payable to United of Omaha, due in monthly installments of $27,443, including interest at 9.625%, through November 1996, with $2,817,027
 due in December 1996, collateralized by mortgage on land and building             2,867,872
Note payable to Internet Services Corporation, related through common ownership, due in five annual principal installments of $18,255, plus interest at the prime rate (8.50% at December 31, 1995) of
  NationsBank of North Carolina, N.A., plus 2%, unsecured, due
  January 1998                                                                        54,765
                                                                                  ----------
                                                                                   4,220,469
Less current maturities                                                            2,931,715
                                                                                  ----------
                                                                                  $1,288,754
                                                                                  ==========


Future maturities of long-term debt are as follows:

Year Ending
December 31,                                                                        Amount
--------------------------------------------------------------------------------------------
1996                                                                              $2,931,715
1997                                                                                  68,868
1998                                                                                  74,445
1999                                                                               1,145,441
                                                                                  ----------
                                                                                  $4,220,469
                                                                                  ==========

Interest expense to Internet Services Corporation, for the years ended December 31, 1995, 1994 and 1993 was $5,476, $5,842, and $8,048, respectively.

NOTE 7.  PRIORITY RETURN

The cumulative unpaid priority return to the limited partners is $1,681,265 and $1,438,481 at December 31, 1995 and 1994, respectively. There were no cash distributions to the limited partners for the priority return for the years ended December 31, 1995, 1994 and 1993.

YAGER/KUESTER PUBLIC FUND
 LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.   MANAGEMENT AND ADMINISTRATION EXPENSES

Management expenses paid to a General Partner and to Internet Services Corporation in connection with day-to-day operations of the Partnership amounted to $50,981, $50,471, and $55,810 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 9.   MAJOR TENANTS

Rental income for the years ended December 31, 1995, 1994 and 1993, respectively, included approximate rentals from the following major tenants each of which accounted for 10% or more of the total rental income of the Partnership for those years:

                              Approximate Amount of Rental Income
                                    Year Ended December 31,
                           -------------------------------------------
                            1995               1994              1993
                           -------------------------------------------
Tenant A                   $451,000           $347,000         $362,000
Tenant B                    306,000            310,000          335,000
Tenant C                    138,000            132,000          127,000


Accounts receivable from each of the major tenants identified above were as follows at December 31, 1995 and 1994, respectively:

                                                     December 31,
                                               ------------------------
                                                1995             1994
                                               ------------------------
Tenant A                                       $37,565          $45,604
Tenant B                                            --               --
Tenant C                                            --               --


NOTE 10.  COMMITMENT

As of December 31, 1995, the Partnership committed to a major tenant that upfitting specified in the lease agreement will be completed during 1996. Management estimates that the total cost of the upfitting will be approximately $1,000,000. At December 31, 1995, the partnership has incurred approximately $350,000 in upfitting costs which are included in building improvements.

     Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Not applicable.


                                    PART III

     Item 10. Directors and Executive Officers of the Partnership. The Partnership has no executive officers and directors. The General Partners of the partnership are DRY Limited Partnership, the sole General Partner of which is Dexter R. Yager, Sr., and FSK Limited Partnership, the sole General Partner of which is Faison S. Kuester, Jr.

     Following is a brief discussion of the background and experience of Messrs. Kuester and Yager.

     Faison S. Kuester, Jr., 50, graduated from the University of North Carolina at Chapel Hill with a Bachelor of Arts Degree in History in 1967. He is a resident of Charlotte, North Carolina. After two years service in the United States Army as a Second Lieutenant, Mr. Kuester joined Independence Development Corporation in 1972 serving as a director of leasing and management for a period of three years. In 1974, Mr. Kuester formed his own company, Kuester Realty and Management, in order to lease and manage commercial properties in Charlotte, North Carolina and surrounding communities. In addition to leasing and managing various commercial properties, Kuester Realty had developed two medical clinics in the Charlotte area. In 1980, Kuester Properties, Inc. ("KPI") was formed to specialize in on-site management of apartment communities in the southeastern United States. The following year Cauble and Kuester Company, Inc. was organized to lease and manage commercial properties in the metropolitan Atlanta area. This partnership brought together Cauble and Company, experienced mortgage lenders and leasing agents in the Atlanta market, and Kuester Realty and Management. Finally, in 1983, Kuester Development Corporation was formed to allow the Kuester companies to engage in selective real estate development projects in the southeastern United States.

     Through Kuester Development Corporation, a wholly-owned subsidiary of KPI, Mr. Kuester has been directly involved with the development of several commercial real estate properties in North and South Carolina and Georgia. These include the First United National Bank Building in Wilmington, North Carolina, two retail office showroom projects, two medical office buildings and residential condominiums in Charlotte, North Carolina, an office building in Savannah, Georgia, and an office building in Greenville, South Carolina. Kuester Development Corporation also has developed over 700 apartment units throughout Charlotte, North Carolina since 1983. KPI is active in the management of these units as well as managing other clients' multifamily developments throughout the Carolinas.

     In 1989, Mr. Kuester, Jr. established Kuester Hospitality Corporation for the purpose of acquiring and managing health care facilities. In 1995, he established Kuester HealthCare Services, Inc. ("KHCS") to offer various health care services, including development and brokerage of health care facilities. Two assisted living facilities totalling 100 beds are currently under KHCS management. KHCS is currently involved in the development of a 70-bed facility with plans to begin construction in July, 1996. KHCS will be the manager after completion.

     KPI serves as property manager of the Partnership property.

     Dexter R. Yager, Sr., 56, is the President and founder of D&B Yager Enterprises, Inc., Mr. Yager's Amway distributorship business. Through D&B Yager Enterprises, Inc., Mr. Yager has been an independent distributor for Amway Corporation for over 30 years during which time he has achieved the status of Crown Ambassador, which is the highest level attainable as an Amway distributor. The Amway Corporation is one of the largest manufacturers of home care products in the world. He is also a former member and past president of the Amway Distributor Association Board of Directors. Mr. Yager has many other family-owned businesses and is responsible for the development of several businesses, including the following: Yager Personal Development, Inc., which handles Mr. Yager's services as a speaker at Amway events, Yager Construction Company, Inc., which is a general building contractor; and Dexter and Birdie Yager Family Limited Partnership, which owns various real estate investments and manages real estate for the Yager family.

     Mr. Yager has significant experience in real estate investment for his own account. Mr. Yager personally, and through partnerships in which he and his wife own a majority interest, has made investments in raw land, office buildings, a shopping center, and other commercial and residential real estate having a market value in excess of $10,000,000. He has made substantial additional real estate investments through partnerships in which he does not own a majority interest.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's general partners, officers and holders of more than 10% of the Partnership's Partnership units to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Partnership units and any other equity securities of the Partnership. To the Partnership's knowledge, based solely upon review of the forms, reports and certificates filed with the Partnership by such persons, all such Section 16(a) filing requirements were complied with by such persons in 1995, except as follows:

     Jerry R. Haynes - One Form 3 initial report of ownership was filed late.

     Item 11. Executive Compensation. The Partnership does not employ any executive officers or directors and no compensation is paid to any person for performing services typically provided by such an officer or director. Dexter
R. Yager, Sr. and Faison S. Kuester have policymaking functions with regard to Partnership operations. See Item 10 for the relationship of such persons to the Partnership. See Item 13 for a description of payments made to Kuester Properties, Inc. for property management services and to Internet Services Corporation, Inc. for bookkeeping and accounting services.

     Item 12. Security Ownership of Certain Beneficial Owners and Management. The General Partners initially contributed a total of $2,500 to the capital of the Partnership, consisting of a $1,600 contribution from DRY Limited Partnership and $900 from FSK Limited Partnership. The General Partners own a 1% interest in all items of Partnership income, gain, loss, deductions or credits including 1% of net cash from operations. The General Partners also own a residual 25% interest in net cash from a sale or refinancing of the Partnership Property, subordinated to the receipt by the Limited Partners of the return of their capital contributions and their priority return and to the payment of any subordinated real estate commissions due to affiliates of the General Partners.

     The General Partners do not own any Limited Partnership interest in the Partnership.

     Item 13. Certain Relationships and Related Transactions. During the fiscal year ended December 31, 1995, Kuester Properties, Inc. received management fees of $45,981 for management of the Partnership property.
Internet Services Corporation, Inc. received $5,000 for providing accounting/bookkeeping services. See Item 7 for a description of a loan to the Partnership by Internet Services Corporation, a corporation owned equally by three trusts, the beneficial interests of which inure to the benefit of three children of Dexter R. Yager, Sr., the sole General Partner of DRY Limited Partnership, which limited partnership is one of the two general partners of the Partnership. Janitorial services for the EastPark Executive Center are provided by Marquis Cleaning Services, which is operated and owned by Dexter R. Yager's nephew.

     The General Partners believe that the terms for the above mentioned services are as favorable as those the Partnership might have obtained from unaffiliated parties.

                                    PART IV

     Item 14.  Exhibits, Financial Statements Schedules and Reports on Form
8-K.

     (a)(1) The following financial statements of the Partnership are included in Part II, Item 8 hereof.

     (i) Independent Auditor's Report
    (ii) Balance Sheets as of December 31, 1995 and 1994
   (iii) Statements of Operations for years ended
           December 31, 1995, 1994 and 1993
    (iv) Statements of Partners' Equity for years ended
           December 31, 1995, 1994 and 1993
     (v) Statements of Cash Flows for years ended December 31, 1995,
           1994 and 1993
    (vi) Notes to Financial Statements

     (a)(2) All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

     (a)(3) Exhibits:

        (4) Instrument defining rights of securities holders - set forth in the Limited Partnership Agreement which is contained in the Prospectus incorporated herein by reference.

              (10.1) Limited Partnership Agreement - contained in
                     Prospectus incorporated herein by reference.

              (10.2) Exclusive Leasing and Management Agreement dated October
                     1, 1994 (EastPark Executive Center).

              (10.3) Exclusive Leasing and Management Agreement
                     dated October 1, 1994 (United Carolina Bank Building).

                (23) Consent of Independent Auditor

                (27) Financial Data Schedule (for SEC use only)

              (b)  Reports on Form 8-K:  None.

              (c)  Exhibits:  The exhibits listed in Item
                   14(a)(3) above and not incorporated herein by reference are filed with this Form 10-K.

              (d) Financial Statement Schedules: There are no financial statement schedules included in this Form 10-K report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 YAGER/KUESTER PUBLIC FUND
                                 LIMITED PARTNERSHIP


                            By:  FSK Limited Partnership


March 27, 1996              By:   /s/ Faison S. Kuester, Jr.
                                 ----------------------------------
                                 Faison S. Kuester, Jr.
                                 General Partner
                                 (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1996 by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



/s/ Alison L. Hawk               /s/ Faison S. Kuester
------------------------------   ----------------------------------------
Alison L. Hawk, Controller       Faison S. Kuester, Jr., General
(Principal Accounting Officer)   Partner of FSK Limited Partnership,
                                 General Partner of the Partnership

Date  March 27, 1996             Date  March 27, 1996
      ------------------------         ----------------------------------


                                 /s/ Dexter R. Yager, Sr.
                                 ----------------------------------------
                                 Dexter R. Yager, Sr., General
                                 Partner of DRY Limited Partnership,
                                 General Partner of the Partnership

                                 Date  March 27, 1996
                                       ----------------------------------

                                 EXHIBIT INDEX

     The following documents are included in this Form 10-K as an Exhibit:


         Designation
         Number Under
Exhibit  Item 601 of                                      Page
Number   Regulation S-K  Exhibit Description             Number
------   --------------  -------------------             ------
1*                  (4)  Limited Partnership Agreement

2*               (10.1)  Limited Partnership Agreement
                         Exclusive Leasing and
                         Management Agreement dated
                         October 1, 1994 - (EastPark

3                (10.2)  Executive Center)                 23

4                (10.3)  Exclusive Leasing and             31
                         Management Agreement dated
                         October 1, 1994 - (United
                         Carolina Bank building)

5                  (23)  Consent of Independent Auditor    39

                   (27)  Financial Data Schedule (for
                         SEC use only)

* Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.