Form 10-Q
period 1996-03-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1996-05-21
CIK 797397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended             March 31, 1996
                 --------------------------------------------------------
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     --------------------

Commission File Number:        0-18444
                       --------------------------------------------------

                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
- -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      North Carolina                                                          56-1560476
- ---------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)

12201 Steele Creek Road   Charlotte, North Carolina                                28273
- ---------------------------------------------------------------------------------------------------------------
(Address of principal executive office)                                          (Zip code)


                                 (704) 588-4074
- ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

This document contains 8 pages.  The Exhibit Index is located on page 7.

PART I -- FINANCIAL INFORMATION
                                                                               2
Item 1. Financial Statements

                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                                                      March 31,     December 31,
                                                        1996            1995
                                                     -----------   ------------
           ASSETS                                    (Unaudited)       (Note)
CURRENT ASSETS
 Cash and cash equivalents                           $   77,545      $  139,930
 Accounts receivable, tenant                             73,565          37,565
 Prepaid expenses                                           658           1,100
                                                     ----------      ----------
        Total current assets                            151,768         178,595
                                                     ----------      ----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Securities available for sale                          132,579         135,050
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   1996 $1,100,089;  1995 $1,059,195                  7,152,340       6,774,759
 Accrued rent receivable                                 54,158          57,283

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1996 $37,405; 1995 $35,919                             8,695          10,180
 Deferred leasing commissions, net of accumulated
   amortization 1996 $21,581; 1995 $18,503               60,330          59,014
                                                     ----------      ----------
                                                     $7,559,870      $7,214,881
                                                     ==========      ==========
   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank                                  $  611,983      $  219,783
 Current maturities of long-term debt                 2,919,495       2,931,715
 Accounts payable                                       152,322         128,472
 Accrued expenses                                        57,134         127,880
                                                     ----------      ----------
        Total current liabilities                     3,740,934       3,407,850
                                                     ----------      ----------
LONG-TERM DEBT, less current maturities               1,258,337       1,288,753
                                                     ----------      ----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                         2,241           1,793
 Limited partners                                     2,549,583       2,505,239
 Unrealized gain(loss) on investment securities           8,775          11,246
                                                     ----------      ----------
                                                      2,560,599       2,518,278
                                                     ----------      ----------
                                                     $7,559,870      $7,214,881
                                                     ==========      ==========

  Note: The Condensed Balance Sheet at December 31, 1995 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                               March 31,
                                                      ---------------------------
                                                         1996             1995
                                                      ----------      -----------
                                                             (Unaudited)

Rental income                                         $ 317,463       $ 332,889

Operating expenses:
 Wages and contract labor                                 4,566          10,875
 Depreciation and amortization                           45,458          44,808
 Repairs and maintenance                                 29,484          30,746
 Management fees                                         11,384          10,765
 Utilities                                               35,436          37,899
 Professional fees                                       17,522          16,343
 Property taxes                                          22,020          22,715
 Miscellaneous                                            5,484           7,685
                                                      ---------       ---------

                                                        171,354         181,836
                                                      ---------       ---------

        Operating income                                146,109         151,053
                                                      ---------       ---------

Nonoperating income (expense):
 Interest and dividend income                             2,910           1,475
 Interest expense                                      (104,227)       (106,374)
 Other                                                  ------           (5,719)
                                                      ---------       ---------

                                                       (101,317)       (110,618)
                                                      ---------       ---------

        Net income                                    $  44,792       $  40,435
                                                      =========       =========

        Net income per limited
          partnership unit                            $   $7.03       $    6.35
                                                      =========       =========


See Notes to Condensed Financial Statements.

                                                                               4
                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                     Three Months Ended
                                                                         March 31,
                                                               ---------------------------
                                                                  1996             1995
                                                               ----------       ----------
                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  44,792       $  40,435
 Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
   Depreciation and amortization                                   45,458          44,808
   Loss on sale of securities available for sale                  ------            5,719
 Change in assets and liabilities:
    (Increase) in prepaids, deferrals and                         (32,433)        (64,048)
      other receivables
   (Decrease) in accounts payable and accrued expenses            (46,896)        (70,943)
                                                                ---------       ---------

        Net cash provided (used) by operating activities           10,921         (44,029)
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                            ------           54,841
  Improvements in investment property                            (422,870)         (8,642)
                                                                ---------       ---------

        Net cash (used) provided in investing activities         (422,870)         46,199

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                       (42,636)        (40,321)
 Proceeds from note payable                                       392,200         ------
                                                                ---------       ---------

        Net cash provided (used) in financing activities          349,564         (40,321)

        Net (decrease) in cash and cash equivalents               (62,385)        (38,151)

Cash and cash equivalents:
 Beginning                                                        139,930         107,906
                                                                ---------       ---------

 Ending                                                         $  77,545       $  69,755
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

4.       Priority Return:

         At December 31, 1995, the cumulative unpaid priority return to the unit holders was $1,681,265 compared to $1,438,481 one year prior. This increase resulted from no distributions being made to partners during the year and the pro rata share due partners pursuant to the Limited Partnership Agreement. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay the priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

                 YAGER/KUESTER PUBLIC FUND  LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Changes in financial condition

There have not been any significant changes in financial condition from December 31, 1995 to March 31, 1996. Accounts receivable has increased since December 31, 1995 due to billings for the annual common area maintenance ("CAM") charges at the UCB building. Accrued expenses, as well as cash and cash equivalents, has decreased in the first quarter due to the payment of the 1995 property taxes in January 1996.

Liquidity and Capital Resources

During the quarter ended March 31, 1996, the Partnership continued to fund working capital requirements, although the working capital deficit increased from ($3,229,255) at December 31, 1995 to ($3,589,167) at March 31, 1996. This
significant working capital deficiency is primarily a result of the reclassification of the loan on the UCB building to current liabilities from long-term debt. The reclassification of the loan is due to the balloon payment
of approximately $2,817,000 that is due in December 1996.    An increase in
current liabilities can also be attributed to an additional line of credit secured by the Partnership in connection with the EastPark Executive Center GSA upfit, of which $611,983 was outstanding at March 31, 1996. The General Partners were able to secure an increase in this line of credit from $750,000
to $1,000,000 to cover substantially all of the GSA upfit costs.   A loan
extension to April 1997 was also obtained. No distributions were paid to the limited partners this quarter, resulting in an increase to their cumulative unpaid priority return. (See note 4 of the condensed financial statements.)


Results of operations

Net income is up slightly for the first quarter of 1996 compared to the same period of the prior year by approximately $4,300. Rental income decreased by approximately $15,400 in the first quarter primarily due to the decrease in CAM reimbursements as provided in the Metropolitan Life Insurance Company lease at UCB. Expenses for the first quarter of 1996 are down by approximately $10,400. This is primarily due to the decrease in expenses relating to contact labor and repairs and maintenance. Occupancy rates are currently 96% at the UCB building and 95% at the EastPark Building. The occupancy at the UCB building is down from 100%, due to a lease renewal by Manpower in which they are occupying less space.

Status of Sales Efforts; Future Matters

As previously reported, the General Partners believe that, after engaging in significant (but unsuccessful) efforts to sell the Properties, it is the best interests of the Partnership to continue to focus on the completion of the GSA upfit and securing refinancing on the UCB Building debt.

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

                 (b)  Reports on Form 8-K:

                      No reports on Form 8-K have been filed during the three months ended March 31, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   YAGER/KUESTER PUBLIC FUND
                                   LIMITED PARTNERSHIP
                                   (Registrant)

                                   By:        DRY Limited Partnership,
                                              General Partner of Registrant


Date    05/20/96                   By:        /s/ Dexter R. Yager, Sr.
     ---------------                   --------------------------------------
                                                 Dexter R. Yager, Sr.
                                                 General Partner

Date    05/20/96                   By:       /s/ Alison L. Hawk
     ---------------                   ------------------------------
                                               Alison L. Hawk
                                                Controller