Form 10-Q
period 1996-06-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1996-08-12
CIK 797397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   (Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      June 30, 1996
                  ------------------------
                                     or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                -----------------      -----------------

Commission File Number:              0-18444
                        -----------------------------------

                YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

      North Carolina                                  56-1560476
- -------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

         12201 Steele Creek Road
       Charlotte,  North Carolina                        28273
- ---------------------------------------               ----------
(Address of principal executive office)               (Zip code)


                                 (704) 588-4074
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                            Yes [X]       No  [ ]


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

This document contains 18 pages.  The Exhibit Index is located on page 7.

PART I -- FINANCIAL INFORMATION
                                                                               2
Item 1. Financial Statements

                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                                                            June 30,       December 31,
                                                              1996             1995
                                                            --------       ------------
                                                          (Unaudited)        (Note)
           ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                $   83,833       $  139,930
 Accounts receivable, tenant                                  78,450           37,565
 Prepaid expenses                                              3,403            1,100
                                                          ----------       ----------
        Total current assets                                 165,686          178,595
                                                          ----------       ----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Securities available for sale                               131,150          135,050
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   1996 $1,140,983;  1995 $1,059,195                       7,367,947        6,774,759
 Accrued rent receivable                                      51,034           57,283

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1996 $38,891; 1995 $35,919                                  7,209           10,180
 Deferred leasing commissions, net of accumulated
   amortization 1996 $24,880; 1995 $18,503                    57,032           59,014
                                                          ----------       ----------
                                                          $7,780,058       $7,214,881
                                                          ==========       ==========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank                                       $  884,983       $  219,783
 Current maturities of long-term debt                      2,906,982        2,931,715
 Accounts payable                                             85,788          128,472
 Accrued expenses                                             79,968          127,880
                                                          ----------       ----------

        Total current liabilities                          3,957,721        3,407,850
                                                          ----------       ----------

LONG-TERM DEBT, less current maturities                    1,245,853        1,288,753
                                                          ----------       ----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                              2,414            1,793
 Limited partners                                          2,566,724        2,505,239
 Unrealized gain(loss) on investment securities                7,346           11,246
                                                          ----------       ----------

                                                           2,576,484        2,518,278
                                                          ----------       ----------

                                                          $7,780,058       $7,214,881
                                                          ==========       ==========

Note: The Condensed Balance Sheet at December 31, 1995 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                        Three Months Ended                Six Months Ended
                                             June 30,                          June 30,
                                       ----------------------         ------------------------
                                          1996       1995                 1996          1995
                                       -----------  ---------         -----------     --------
                                             (Unaudited)                     (Unaudited)
Rental income                          $ 280,337  $ 278,186            $ 597,800    $ 611,075
Operating expenses:
 Wages and contract labor                  4,307      9,692                8,873       20,567
 Depreciation and amortization            45,678     44,847               91,136       89,655
 Repairs and maintenance                  35,204     33,443               64,688       64,189
 Management fees                          11,143     12,754               22,527       23,519
 Utilities                                36,137     36,666               71,573       74,565
 Professional fees                         4,892     22,077               22,414       38,420
 Property taxes                           22,020     22,095               44,040       44,810
 Miscellaneous                             4,355      7,207                9,839       14,892
                                       ---------  ---------            ---------    ---------

                                         163,736    188,781              335,090      370,617
                                       ---------  ---------            ---------    ---------

        Operating income                 116,601     89,405              262,710      240,458
                                       ---------  ---------            ---------    ---------

Nonoperating income (expense):
 Interest and dividend income              3,786      2,253                6,696        3,728
 Interest expense                       (103,073)  (105,811)            (207,300)    (212,185)
 Other                                        --        310                   --       (5,409)
                                       ---------  ---------            ---------    ---------

                                         (99,287)  (103,248)            (200,604)    (213,866)
                                       ---------  ---------            ---------    ---------

        Net income                        17,314    (13,843)              62,106       26,592
                                       =========  =========            =========    =========

        Net income per limited
          partnership unit             $    2.72     ($2.17)           $    9.75    $    4.17
                                       =========  =========            =========    =========



See Notes to Condensed Financial Statements.

                                                                               4
                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                              Six Months Ended
                                                                  June 30,
                                                              1996         1995
                                                           ---------     --------
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  62,106     $ 26,592
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                              91,136       89,655
   Loss on sale of securities available for sale                  --        5,409
 Change in assets and liabilities:
 (Increase) in prepaids, deferrals and                       (36,939)     (23,762)
      other receivables
   (Decrease) in accounts payable and accrued expenses       (90,596)     (44,254)
                                                           ---------     --------
        Net cash provided by operating activities             25,707       53,640
                                                           ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                            --       15,149
 Improvements in investment property                        (679,371)      (8,809)
                                                           ---------     --------
        Net cash (used) provided in investing activities    (679,371)       6,340

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                  (67,633)     (62,945)
 Proceeds from note payable                                  665,200           --
                                                           ---------     --------
        Net cash provided (used) in financing activities     597,567      (62,945)

        Net (decrease) in cash and cash equivalents          (56,097)      (2,965)

Cash and cash equivalents:
 Beginning                                                   139,930      107,906
                                                           ---------     --------
 Ending                                                    $  83,833     $104,941
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

                 YAGER/KUESTER PUBLIC FUND  LIMITED PARTNERSHIP
          MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Changes in financial condition

There have not been any significant changes in financial condition from December 31, 1995 to June 30, 1996, except for the additional draw on the increased line of credit of approximately $665,000 (see "Liquidity and Capital Resources" below). Accounts receivable has increased since December 31, 1995 due to billings for the annual common area maintenance ("CAM") charges at the UCB building. Accrued expenses, as well as cash and cash equivalents, have decreased from year end due to the payment of the 1995 real property taxes in January 1996. The Partnership continues to accrue monthly for the 1996 real property taxes to be paid in January 1997; therefore accrued expenses will continue to increase each quarter of 1996.

Liquidity and Capital Resources

During the quarter ended June 30, 1996, the Partnership continued to fund working capital requirements, although the working capital deficit increased from ($3,229,255) at December 31, 1995 to ($3,792,035) at June 30, 1996. This
significant working capital deficiency is primarily a result of the reclassification of the UCB building debt from long-term debt to current liabilities due to the balloon payment of approximately $2,817,000 in December 1996. Subject to a sale to a third party (see "Status of Sales Efforts; Future Matters" below), the General Partners are currently negotiating with several financial institutions to refinance this debt and have received a commitment from one of the institutions. An increase in current liabilities can also be attributed to an additional line of credit secured by the Partnership in connection with the upfitting costs of the GSA space at the EastPark Executive Center, of which $884,983 was outstanding at June 30, 1996. In April 1996, the General Partners were able to secure an increase in this line of credit from $750,000 to $1,000,000 to cover substantially all of the GSA upfit costs. This line of credit matures on April 1997. No distributions were paid to the limited partners this quarter, resulting in an increase to their cumulative unpaid priority return. (See note 4 of the condensed financial statements.)


Results of operations

Net income for the six months ended June 30, 1996 is up approximately $35,000 compared to the same period of the prior year. Rental income decreased by approximately $13,000 primarily due to the decrease in CAM reimbursements provided to the Metropolitan Life Insurance Company at the UCB facility. Operating expenses for the first six months of 1996 are down by approximately $22,000. This is primarily due to the decrease in expenses relating to professional fees and contract labor. These same factors can be attributed to the decrease in expenses for the quarter ended June 30, 1996. Occupancy rates are currently 96% at the UCB building and 95% at the EastPark building.

Status of Sales Efforts; Future Matters

The General Partners entered into separate listing agreements for both properties with a Charlotte-based commercial real estate broker at the beginning of the third quarter. The General Partners believe that the focus of the Partnership should be towards selling the two Partnership properties separately now that the GSA upfit at the EastPark Executive Center is almost complete. The upfit should be completed during August of 1996 at an estimated cost of approximately $1,050,000. The General Partners are currently negotiating with the GSA to obtain reimbursement on certain tenant improvement items as agreed upon in the lease agreement.

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings

         The Partnership is not engaged in any legal proceedings of a material nature at the present time.

Item 6.  Exhibit Index

    (a)  Exhibits:



         Designation
         Number Under
Exhibit  Item 601 of                                                                      Page
Number   Regulation S-K  Exhibit Description                                             Number
- -------  --------------  -------------------                                             ------
  1.        4            Instrument defining rights of security holders -
                         set forth in the Limited  Partnership Agreement which
                         is contained in the Prospectus of the Partnership,
                         dated December 1, 1987, Registration Number 33-07056-A
                         (hereinafter "Prospectus") and incorporated herein by
                         reference.

 2.        10            Limited Partnership Agreement - contained in the
                         Prospectus incorporated herein by reference.

 3.        10.1          Listing Agreement of Property for Sale - United
                         Carolina Bank Building                                           9

 4.        10.2          Listing Agreement of Property for Sale -
                         EastPark Executive Center                                       14

 5.        27            Financial Data Schedule (for SEC use only).


    (b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three months ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      YAGER/KUESTER PUBLIC FUND
                                      LIMITED PARTNERSHIP
                                      (Registrant)


                                      By: DRY Limited Partnership,
                                          General Partner of Registrant


Date    08/14/96                      By: /s/ Dexter R. Yager, Sr.
     ----------------------               ---------------------------------
                                          Dexter R. Yager, Sr.
                                          General Partner


Date    08/14/96                      By: /s/ Alison L. Hawk
      ---------------------               ---------------------------------
                                          Alison L. Hawk
                                          Controller