Form 10-Q
period 1996-09-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1996-11-14
CIK 797397

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   (Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarter Ended            September 30, 1996
                    ------------------------------------------------------------

                                     or
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                     to
                                  -------------------     ----------------------


Commission File Number:              0-18444
                        --------------------------------------------------------

                YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


      North Carolina                                            56-1560476
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

12201 Steele Creek Road     Charlotte,  North Carolina             28273
--------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip code)



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

This document contains 12 pages.  The Exhibit Index is located on page 7.

PART I -- FINANCIAL INFORMATION
                                                                              2
Item 1. Financial Statements

                YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                           CONDENSED BALANCE SHEETS

                                                                           September 30,  December 31,
                                                                               1996          1995
                                                                           -------------  ------------
           ASSETS                                                           (Unaudited)     (Note)
CURRENT ASSETS
 Cash and cash equivalents                                                 $   94,522      $  139,930
 Accounts receivable, tenant                                                   38,203          37,565
 Prepaid expenses                                                               3,376           1,100
                                                                           ----------      ----------
        Total current assets                                                  136,101         178,595
                                                                           ----------      ----------
INVESTMENTS AND NONCURRENT RECEIVABLES
 Securities available for sale                                                172,858         135,050
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   1996 $1,182,050;  1995 $1,018,404                                        7,488,018       6,774,759
 Accrued rent receivable                                                       47,909          57,283

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1996 $40,377; 1995 $34,434                                                   5,723          10,180
 Deferred leasing commissions, net of accumulated
   amortization 1996 $28,178; 1995 $15,512                                     53,734          59,014
                                                                           ----------      ----------
                                                                           $7,904,343      $7,214,881
                                                                           ==========      ==========
   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank                                                        $  942,483      $  219,783
 Current maturities of long-term debt                                       2,898,901       2,931,715
 Accounts payable                                                             151,615         128,472
 Accrued expenses                                                             102,952         127,880
                                                                           ----------      ----------
        Total current liabilities                                           4,095,951       3,407,850
                                                                           ----------      ----------
LONG-TERM DEBT, less current maturities                                     1,228,306       1,288,753
                                                                           ----------      ----------
COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                                               2,493           1,793
 Limited partners                                                           2,574,497       2,505,239
 Unrealized gain(loss) on investment securities                                 3,096          11,246
                                                                           ----------      ----------
                                                                            2,580,086       2,518,278
                                                                           ----------      ----------
                                                                           $7,904,343      $7,214,881
                                                                           ==========      ==========

Note: The Condensed Balance Sheet at December 31, 1995 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                      CONDENSED STATEMENTS OF OPERATIONS


                                      Three Months Ended             Nine Months Ended
                                         September 30,                  September 30,
                                     --------------------           --------------------
                                     1996            1995           1996            1995
                                     ----            ----           ----            ----
                                         (Unaudited)                    (Unaudited)
Rental income                        $276,205    $280,397           $874,005    $891,472

Operating expenses:
 Wages and contract labor               4,008      11,690             12,881      32,257
 Depreciation and amortization         45,851      45,063            136,987     134,718
 Repairs and maintenance               35,378      35,286            100,066      99,475
 Management fees                       12,783      11,073             35,310      34,592
 Utilities                             43,247      42,297            114,820     116,862
 Professional fees                      5,675      13,687             28,089      52,107
 Property taxes                        22,020      22,095             66,060      66,905
 Miscellaneous                          3,366       8,572             13,205      23,464
                                     --------    --------           --------    --------
                                      172,328     189,763            507,418     560,380
                                     --------    --------           --------    --------
        Operating income              103,877      90,634            366,587     331,092
                                     --------    --------           --------    --------
Nonoperating income (expense):
 Interest and dividend income           4,396       2,505             11,092       6,233
 Interest expense                    (102,306)   (105,236)          (309,606)   (317,421)
 Other                                  1,885           0              1,885      (5,409)
                                     --------    --------           --------    --------
                                     (96,025)    (102,731)          (296,629)   (316,597)
                                     --------    --------           --------    --------
        Net income                      7,852     (12,097)            69,958      14,495
                                     ========    ========           ========    ========
        Net income per limited
          partnership unit           $   1.23    $  (1.90)          $  10.98    $   2.28
                                     ========    ========           ========    ========

See Notes to Condensed Financial Statements.

                                                                             4
                YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                      CONDENSED STATEMENTS OF CASH FLOWS



                                                                            Nine Months Ended
                                                                              September 30,
                                                                           -------------------
                                                                           1996           1995
                                                                           ----           ----
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $ 69,958   $ 14,495
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                            136,987    134,718
   (Gain) Loss on sale of securities available for sale                      (1,884)     5,409
 Change in assets and liabilities:
    Decrease (Increase) in prepaids, deferrals and                            6,460    (27,343)
      other receivables
   (Decrease) increase in accounts payable and accrued expenses              (1,785)     5,470
                                                                           --------   --------
        Net cash provided by operating activities                           209,736    132,749
                                                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                       15,685    105,152
 Purchase of securities available for sale                                  (59,759)  (148,804)
 Disbursements for deferred leasing commissions                             -----       (3,138)
 Improvements in investment property                                       (840,509)   (59,746)
                                                                           --------   --------
        Net cash (used) in investing activities                            (884,583)  (106,536)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                                 (93,261)   (86,140)
 Proceeds from note payable                                                 722,700     -----
                                                                           --------   --------
        Net cash provided (used) in financing activities                    629,439    (86,140)

        Net (decrease) in cash and cash equivalents                         (45,408)   (59,927)

Cash and cash equivalents:
 Beginning                                                                  139,930    107,906
                                                                           --------   --------
 Ending                                                                    $ 94,522   $ 47,979
                                                                           ========   ========


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

                 YAGER/KUESTER PUBLIC FUND  LIMITED PARTNERSHIP
          MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Changes in financial condition

There have not been any significant changes in financial condition from December 31, 1995 to September 30, 1996, except for the additional draw on the increased line of credit of approximately $722,000 (see "Liquidity and Capital Resources" below). Accrued expenses, as well as cash and cash equivalents, have decreased from year end due to the payment of the 1995 real property taxes in January 1996. The Partnership continues to accrue monthly for the 1996 real property taxes to be paid in January 1997; therefore accrued expenses will continue to increase each quarter of 1996.

Liquidity and Capital Resources

During the quarter ended September 30, 1996, the Partnership continued to fund working capital requirements, although the working capital deficit increased from ($3,229,255) at December 31, 1995 to ($3,959,850) at September 30, 1996.
This significant working capital deficiency is primarily a result of the reclassification of the UCB building debt from long-term debt to current liabilities due to the balloon payment of approximately $2,817,000 in December 1996. The General Partners have secured a written commitment from First Union Bank of North Carolina to refinance this loan. The refinancing will be in the form of a line of credit for $2,840,000, repayable in monthly payments of accrued interest only until December 31, 1997 when all remaining principal and interest shall be due. If the UCB building is not sold by this time (See "Status of Sales Efforts" below), the loan can be renewed for an additional year to expire on December 31, 1998. An increase in current liabilities can also be attributed to an additional line of credit secured by the Partnership in connection with the upfitting costs of the GSA space at the EastPark Executive Center, of which $942,483 was outstanding at September 30, 1996. In April 1996, the General Partners were able to secure an increase in this line of credit from $750,000 to $1,000,000 to cover substantially all of the GSA upfit costs. This line of credit matures on April 1997. The upfitting of the GSA space is scheduled for completion in October 1996. The final estimate of costs on the upfit are approximately $1,130,000. The additional cost of the upfit was funded out of current operating funds. No distributions were paid to the limited partners this quarter, resulting in an increase to their cumulative unpaid priority return. (See note 4 of the condensed financial statements.)


Results of operations

Net income from operations for the nine months ended September 30, 1996 is up approximately $35,000 compared to the same period of the prior year. Rental income decreased by approximately $17,000 primarily due to the decrease in CAM reimbursements provided to the Metropolitan Life Insurance Company at the UCB facility. Operating expenses for the first nine months of 1996 are down by approximately $52,000. This is primarily due to the decrease in expenses relating to professional fees and contract labor. These same factors can be attributed to the decrease in expenses for the quarter ended September 30, 1996. Occupancy rates are currently 96% at the UCB building and 95% at the EastPark building.

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

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The Partnership is not engaged in any legal proceedings of a material nature at the present time.

Item 6.  Exhibit Index
         -------------

         (a)  Exhibits:



         Designation
         Number Under
Exhibit  Item 601 of                                                                                         Page
Number   Regulation S-K  Exhibit Description                                                                 Number
-------  --------------  -------------------                                                                 ------
  1.          4          Instrument defining rights of security holders - set forth in the
                         Limited Partnership Agreement which is contained in the

                         Prospectus of the Partnership, dated December 1, 1987,
                         Registration Number 33-07056-A (hereinafter "Prospectus") and incorporated herein by reference.

  2.          10         Limited Partnership Agreement - contained in the Prospectus incorporated herein by reference.

  3.          10.1       Listing Agreement of Property for Sale-United Carolina Bank Building -
                         attached on Partnership's 10-Q filed on August 14, 1996.


  4.          10.2       Listing Agreement of Property for Sale-EastPark Executive Center -
                         attached on Partnership's 10-Q filed on August 14, 1996.


  5.          10.3       Loan Commitment Agreement with First Union National Bank
                         of  North Carolina for refinancing of the UCB Building.                               9


         (b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three months ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      YAGER/KUESTER PUBLIC FUND
                                      LIMITED PARTNERSHIP
                                      (Registrant)


                                      By: DRY Limited Partnership,
                                      General Partner of Registrant


Date  11/13/96                        By: /s/ Dexter R. Yager, Sr.
      ----------------                    ------------------------------
                                              Dexter R. Yager, Sr.
                                              General Partner

Date  11/13/96                        By: /s/ Alison L. Hawk
      ----------------                    ------------------------------
                                              Alison L. Hawk
                                              Controller