Form 10-K
period 1996-12-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1997-03-31
CIK 797397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

For the fiscal year ended December 31, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                     to
                               -------------------    ---------------------

Commission file number      0-18444
                       -----------------

                  Yager/Kuester Public Fund Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          North Carolina                                56-1560476
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


12201 Steele Creek Road, P.O. Box 412080
         Charlotte, North Carolina                             28241
----------------------------------------------         ---------------------
(Address of principal offices)                               (Zip Code)

Registrant's telephone number, including area code:      (704) 588-4074
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
         Title of Each Class                             Which Registered
         -------------------                             ----------------
                None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units
                           -----------------------------------------------------
                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes        No   X
                                        -----    -----

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

         This document contains 31 pages. The Exhibit Index is located on page
23.

                                     PART I

         Item 1. Business. The registrant is a North Carolina limited partnership formed in July 1986 (hereinafter referred to as the "Partnership"). The Partnership engaged in a "blind pool offering," the proceeds of which were used to purchase income-producing real property. During the year ended December 31, 1988, the Partnership received the minimum investment required to remove subscribers' funds from escrow. The Partnership's offering terminated with a total subscription of $3,195,000 from investor limited partners. The net proceeds were used to purchase the properties described in Item 2 below, to pay the expenses of the offering and to fund the working capital account. The funds not required for those purposes, totaling $84,273, were returned to investors.

         The sole business of the Partnership is the operation of commercial office buildings purchased with the proceeds of the public offering. (See
     Item 2 below for a description of the properties.) During the year ended December 31, 1996, the occupancy of the United Carolina Bank Building was maintained at 96% and the EastPark Executive Center facilities were maintained at 95% occupancy. The lease terms with the major tenants at such properties are summarized below.

              (i) EastPark Executive Center, Charlotte, NC - the General Services Administrator ("GSA") has a lease term for a ten (10) year period ending on October 31, 2004, at a rental rate of $14.15 per square foot. GSA may, at its election, terminate the lease after eight (8) years. The GSA leased premises include approximately 32,000 square feet. The Partnership incurred leasehold improvements expense of approximately $1,092,000 for the GSA space. Such improvements were completed in October 1996. The GSA lease accounts for approximately 78% of the rental income related to the EastPark Executive Center.

              (ii) United Carolina Bank Building, Greenville, SC - Metropolitan Life Insurance Company ("Metlife") is in the third year of a five year lease renewal. The rental rate is $14.00 per square foot during the first three years of the renewal term and escalates to $14.25 per square foot during the last two years of the renewal term. In lieu of granting an upfit allowance, Metlife was allowed a rent concession of $6,250 per month for the first twelve (12) months of the renewal term; the concession terminated July 31, 1995. Metlife and United Carolina Bank ("UCB"), account for 66% and 26%, respectively, of the rental income related to the United Carolina Bank Building. The UCB lease (which currently provides for a $14.06 per square foot rental rate) will expire on July 31, 1999.

         The General Partners entered into separate listing agreements for both properties with a Charlotte-based commercial real estate broker at the beginning of the third quarter of 1996. The Generals Partners believe the focus of the partnership should be towards selling the two Partnership properties separately now that the GSA upfit at the EastPark Executive Center is complete. The EastPark Executive Center and UCB Building are listed at $3,800,000 and $4,100,000 respectively.

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

         On November 30, 1989, the Partnership acquired the United Carolina Bank Building, a three-story office building in Greenville, South Carolina with net leasable area of 39,138 square feet, for a purchase price of $4,202,544 of which $3,110,000 was provided by a first mortgage loan from United Omaha, bearing interest at 9.625% per annum and having a term of 7 years. During the fourth quarter of 1996, this debt was refinanced with First Union National Bank. (See item 7 below for a discussion of refinancing matters.)

          In connection with the office building purchases, $26,312 of acquisition costs were capitalized.

          No further purchases of real property are projected and no funds are available for that purpose.

         Item 3. Legal Proceedings. The Partnership is not involved in any legal proceedings and was not so involved during the year ended December 31, 1996.

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

         Item 6.  Selected Financial Data.

                                                            At or For
                                                      Year Ended December 31,
                                                      -----------------------

                                1996            1995            1994             1993              1992
                             ----------      ----------      ----------      -----------       -----------
Summary of Operations

   Rental income              1,150,758      $1,172,935      $1,114,741      $ 1,067,859       $ 1,042,672

   Net income (loss)             40,561          29,787          17,865          (15,330)          (49,816)

   Net income (loss)
     per limited
     partnership unit              6.30            4.63            2.77            (2.38)            (7.74)

Summary of Financial
Position:

   Total assets              $7,864,107      $7,214,881      $6,951,442      $ 7,037,438       $ 7,107,578

   Long-term debt, less
     current maturities       4,059,909       1,288,754       4,220,469        4,330,390         4,363,603

   Distribution per
     limited partner-
     ship unit                     --              --              --               --                --

   Number of limited
     partnership units            6,370           6,370           6,370            6,370             6,370


         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources

         During the year ended December 31, 1996, the Partnership continued to fund working capital requirements. The working capital deficiency decreased from ($3,094,205) at December 31, 1995 to ($864,930) at December 31, 1996.
     The increase in the working capital is primarily a result of the refinancing of the loan on the United Carolina Bank, which is now shown as a long-term liability. This loan was refinanced in the form of a line of credit for $2,840,000 through First Union Bank of North Carolina. The line of credit carries an interest rate at the 3-month LIBOR rate plus 1.75% and is repayable in monthly payments of accrued interest only until December 1, 1997 when all remaining principal and interest shall be due.
     If the UCB building is not sold by this time, the loan can be renewed for an additional year to expire on December 1, 1998.

         Although there was an overall decrease in current liabilities, there was an increase in the $1,000,000 line-of-credit note payable by the Partnership to First Union Bank of North Carolina for the EastPark Executive Center GSA upfit, of which $942,483 and $219,783 was outstanding at December 31, 1996 and 1995 respectively. The line of credit is unsecured and is payable on demand.

         The cumulative unpaid priority return to the unit holders increased from $1,681,265 at December 31, 1995 to $1,924,049 at December 31, 1996.
     This increase resulted from no distributions being made to partners during the year and the pro rata share due partners pursuant to the Limited Partnership Agreement. Based on current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay the priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay the priority return.

         During the year ended December 31, 1996, the Partnership had net income of $40,561 compared to the net income of $29,787 and $17,865 in 1995 and 1994, respectively. Rental income, operating expenses, and interest expense for the years ended December 31, 1996 and 1995 resulted exclusively from the operations of the Partnership's commercial real estate properties. The EastPark Executive Center buildings, purchased June 23, 1989, were 95% leased at December 31, 1995 and were 96% leased at December 31, 1996. The United Carolina Bank Building, purchased November 30, 1989, was 100% leased at December 31, 1995 and 96% in 1996. In March 1997, approximately 1,400 square feet was leased to United Health Care Incorporated. This lease will expire on July 31, 1999. Occupancy at the United Carolina Bank Building is now at 100%.

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

         Results of Operations

         Comparison of 1996 results with 1995.

         Operating results increased slightly from an operating income of $444,916 during the year ended December 31, 1995 to an operating income of $449,277 for the comparable year 1996. Operating income expressed as a percentage of rental income increased from 37.9% for the year ended December 31, 1995 to 39.0% for the comparable year 1996. While the overall occupancy rate for 1996 was comparable to 1995, rental income nevertheless decreased by approximately $22,000. This decrease of rental income in 1996 can be attributed to the decrease in common area maintenance ("CAM") reimbursements provided by the Metropolitan Life Insurance Company lease at the UCB facility. Operating expenses were lower overall in 1996 by approximately $26,000. Decreased professional fees accounted for a major portion of such decrease. The remaining expense decrease can be attributed to decreased contract labor and miscellaneous expenses. Nonoperating income and expenses for the year ended December 31, 1996 decreased 1.5% from the comparable year 1995.

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

                       [MCGLADREY & PULLEN LLP LETTERHEAD]




                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Yager/Kuester Public Fund
   Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of Yager/Kuester Public Fund Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yager/Kuester Public Fund Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                      /s/ McGladrey & Pullen, LLP



Charlotte, North Carolina
February 5, 1997

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


ASSETS                                                                       1996            1995
                                                                         ----------      ----------
Current Assets
  Cash and cash equivalents (Note 2)                                     $  103,036      $  139,930
  Accounts receivable, tenants (Note 9)                                      91,224          37,565
  Prepaid expenses                                                            2,200           1,100
  Securities available for sale (Notes 3 and 4)                             190,380         135,050
                                                                         ----------      ----------
          TOTAL CURRENT ASSETS                                              386,840         313,645
                                                                         ----------      ----------
Investments and Noncurrent Receivables
  Properties on operating leases and properties held for lease, net
    (Notes 5 and 6)                                                       7,371,229       6,774,759
  Accrued rent receivable                                                    44,785          57,283
                                                                         ----------      ----------
                                                                          7,416,014       6,832,042
                                                                         ----------      ----------
Other Assets
  Deferred charges, net of accumulated amortization
    1996 $11,282; 1995 $35,919                                               10,818          10,180
  Deferred leasing commissions, net of accumulated amortization
    1996 $31,476; 1995 $18,721                                               50,435          59,014
                                                                         ----------      ----------
                                                                             61,253          69,194
                                                                         ----------      ----------
                                                                         $7,864,107      $7,214,881
                                                                         ==========      ==========

LIABILITIES AND PARTNERS' EQUITY

Current Liabilities
  Note payable, bank (Note 6)                                            $  942,483      $  219,783
  Current maturities of long-term debt (Note 6)                              68,868       2,931,715
  Accounts payable                                                          109,107         128,472
  Accrued expenses                                                          131,312         127,880
                                                                         ----------      ----------
          TOTAL CURRENT LIABILITIES                                       1,251,770       3,407,850
                                                                         ----------      ----------
Long-Term Debt, less current maturities (Note 6)                          4,059,909       1,288,754
                                                                         ----------      ----------
Commitment and Contingency (Note 7)
Partners' Equity
  General partners                                                            2,199           1,795
  Limited partners (Note 7)                                               2,545,393       2,505,236
  Unrealized gain on investment securities (Note 4)                           4,836          11,246
                                                                         ----------      ----------
                                                                          2,552,428       2,518,277
                                                                         ----------      ----------
                                                                         $7,864,107      $7,214,881
                                                                         ==========      ==========

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                         1996              1995              1994
                                                     -----------       -----------       -----------

Rental income (Notes 5 and 9)                        $ 1,150,758       $ 1,172,935       $ 1,114,741
                                                     -----------       -----------       -----------
Operating expenses:
  Contract labor                                          18,028            40,307            33,690
  Depreciation and amortization                          204,261           179,987           173,606
  Repairs and maintenance                                146,900           133,822           125,585
  Management fees (Note 8)                                47,172            50,981            50,471
  Utilities                                              147,098           149,027           154,259
  Professional fees                                       30,954            57,331            22,696
  Property taxes                                          88,857            88,046            92,677
  Miscellaneous                                           18,211            28,518            23,303
                                                     -----------       -----------       -----------
                                                         701,481           728,019           676,287
                                                     -----------       -----------       -----------
          OPERATING INCOME                               449,277           444,916           438,454
                                                     -----------       -----------       -----------
Nonoperating income (expense):
  Interest income                                            651               724             4,360
  Interest expense                                      (425,669)         (422,066)         (432,683)
  Other                                                   16,302             6,213             7,734
                                                     -----------       -----------       -----------
                                                        (408,716)         (415,129)         (420,589)
                                                     -----------       -----------       -----------
          NET INCOME                                      40,561            29,787            17,865
Deduct net income applicable to limited
partners (per limited partner unit) 1996 $6.30;
1995 $4.63; 1994 $2.77                                    40,157            29,489            17,685
                                                     -----------       -----------       -----------
          NET INCOME APPLICABLE TO
          GENERAL PARTNERS (PER LIMITED
          PARTNER UNIT) 1996 $.06; 1995
          $.05; 1994 $.03                            $       404       $       298       $       180
                                                     ===========       ===========       ===========

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        Net unrealized
                                                                        Gain (Loss) on
                                                                          Securities
                                         General        Limited           Available
                                         Partners       Partners           For Sale           Total
                                        ----------      -----------       -----------       ----------
Balance, December 31, 1993              $    1,317      $ 2,458,062       $      --
                                                                                             2,459,379
  Net income                                   180           17,685              --             17,865
  January 1, 1994 adoption of FASB
    Statement No. 115 (Note 3)                --               --               1,811            1,811
  Change in fair market value on
    securities available for sale
    (Note 4)                                  --               --              (7,116)          (7,116)
                                        ----------      -----------       -----------       ----------
Balance, December 31, 1994                   1,497        2,475,747            (5,305)       2,471,939

  Net income                                   298           29,489              --             29,787
  Change in fair market value on
    securities available for sale
    (Note 4)                                  --               --              16,551           16,551
                                        ----------      -----------       -----------       ----------
Balance, December 31, 1995                   1,795        2,505,236            11,246        2,518,277

  Net Income                                   404           40,157              --             40,561
  Change in fair market value on
    securities available for sale
    (Note 4)                                  --               --               6,410)          (6,410)
                                        ----------      -----------       -----------       ----------
Balance, December 31, 1996              $    2,199      $ 2,545,393       $     4,836       $2,552,428
                                        ==========      ===========       ===========       ==========

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                 1996            1995            1994
                                                             -----------       ---------       ---------
Cash Flows From Operating Activities
  Net income                                                 $    40,561       $  29,787       $  17,865
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                 184,825         162,035         161,169
    Amortization                                                  19,436          17,952          12,437
    Net realized (gains) losses on sale of securities
      available for sale                                          (3,118)          3,940            --
    Changes in assets and liabilities:
      Increase in accounts receivable, tenant
        and accrued rent receivable                              (41,161)        (23,206)        (37,353)
      Increase (decrease) in:
      Accounts payable and accrued
        expenses                                                 (15,933)        107,238           2,664
      Other prepaids and accruals, net                            (1,100)           (877)          1,691
                                                             -----------       ---------       ---------
          NET CASH PROVIDED BY OPERATING
            ACTIVITIES                                           183,510         296,869         158,473
                                                             -----------       ---------       ---------
Cash Flows From Investing Activities
  Purchase of securities available for sale                     (145,542)       (193,803)        (29,570)
  Proceeds from sale of securities available for
    sale                                                          86,920         176,620            --
  Purchase of investment property                               (781,295)       (355,955)        (34,989)
  Disbursements for deferred leasing commissions                  (4,395)         (1,569)        (75,948)
  Disbursements for deferred charges                              (7,100)           --              --
                                                             -----------       ---------       ---------
          NET CASH USED IN INVESTING ACTIVITIES                 (851,412)       (374,707)       (140,507)
                                                             -----------       ---------       ---------
Cash Flows from Financing Activities
  Proceeds from long-term borrowings                           2,840,000            --              --
  Principal payments on long-term borrowings                  (2,931,692)       (109,921)       (101,219)
  Proceeds from note payable                                     722,700         219,783            --
                                                             -----------       ---------       ---------
                    NET CASH PROVIDED BY (USED IN)
                      FINANCING ACTIVITIES                       631,008         109,862        (101,219)
                                                             -----------       ---------       ---------
                    NET INCREASE (DECREASE) IN CASH AND
                      CASH EQUIVALENTS                           (36,894)         32,024         (83,253)
Cash and cash equivalents:
  Beginning                                                      139,930         107,906         191,159
                                                             -----------       ---------       ---------
  Ending                                                     $   103,036       $ 139,930       $ 107,906
                                                             ===========       =========       =========

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                          1996           1995           1994
                                                       ---------       --------      ---------
Supplemental Disclosure of Cash Flow Information:
  Cash payment for interest, net of interest
    capitalized                                        $ 424,000       $423,197      $ 433,719
Supplemental Disclosures of Noncash Transactions:
  Marketable equity securities transferred to
    securities available for sale                           --             --           80,990
  Net unrealized gain (loss) on securities
    available for sale                                    (6,410)        16,551         (5,305)


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

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND ORGANIZATION, PARTNERSHIP AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in securities available for sale and accounting change: Statement No. 115 requires that management determine the appropriate classification of securities at the date of adoption, and thereafter at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Since the Partnership neither buys securities in anticipation of short-term fluctuations in market prices or can commit to holding debt securities to their maturities, the investment in debt and marketable equity securities have been classified as available for sale in accordance with Statement No. 115. Available for sale securities are stated at fair value, and unrealized holding gains and losses are reported as a separate component of partners' equity. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

Note 3 to the financial statements provides further information about the effect of adopting Statement No. 115.

Deferred charges: Deferred charges are related to prepaid fees which are amortized over the length of the related loans, 1 to 10 years, on a straight-line basis.

Deferred leasing commissions: Deferred leasing commissions related to obtaining specific leases are amortized using the straight-line method over the noncancelable lease terms which range from three to seven years.

Revenue recognition: Rental revenue is recognized evenly over the term of the lease. In connection with negotiating and obtaining leases, the Partnership's management may at times grant concessions, such as free rent for a specific number of months during the lease. These costs are amortized over the life of the lease.

Disclosures about the fair value of financial instruments: Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. At December 31, 1996 and 1995 the carrying values of the Partnership's financial instruments, including accounts receivable which are due on demand and the mortgage payable which bears interest at market rates, approximate their fair values.

Income taxes: Under current income tax laws, income or loss of the Partnership is included in the income tax returns of the partners. Accordingly, the Partnership will make no provision for federal or state income taxes.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 2. WORKING CAPITAL RESERVE

Per the Partnership Agreement, a minimum cash and cash equivalents reserve of $94,500 must be maintained to fund any expenditures that the cash flow generated from properties on operating leases is insufficient to meet. At December 31, 1996 and 1995, the Partnership exceeded the minimum requirement by $8,536 and $45,430, respectively.


NOTE 3. ACCOUNTING CHANGE

As discussed in Note 1, the Partnership adopted FASB Statement No. 115 as of January 1, 1994. There was no effect to net income in 1994 for adopting Statement No. 115. The January 1, 1994 balance of partners' equity was increased by $1,811 to recognize the net unrealized holding gain on securities at that date.


NOTE 4. SECURITIES AVAILABLE FOR SALE

The following is a summary of the Partnership's securities available for sale as of December 31, 1996 and 1995:

                                                   Gross        Gross
                                                 Unrealized   Unrealized         Fair
                                      Cost         Gains        Losses          Value
                                    --------      -------      ---------       --------
                                                          1996
                                    ---------------------------------------------------
Securities available for sale:
  Common stock                      $107,500      $ 4,775      $    --         $112,275
  Corporate bonds and notes           57,615          261           (432)        57,444
  Government securities               20,429          232           --           20,661
                                    --------      -------      ---------       --------
                                    $185,544      $ 5,268      $    (432)      $190,380
                                    ========      =======      =========       ========

                                                           1995
                                    ---------------------------------------------------
Securities available for sale:
  Common stock                      $108,800      $11,100      $    --         $119,900
  Mutual fund                         15,004          146           --           15,150
                                    --------      -------      ---------       --------
                                    $123,804      $11,246      $    --         $135,050
                                    ========      =======      =========       ========

     As of December 31, 1996, the Partnership did not have trading or held to maturity securities.

     A summary of investment earnings included in nonoperating income (expense) in the accompanying Statements of Operations for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                                     1996          1995       1994
                                                                  -------       -------       ----
    Realized gains on sale of securities available for sale       $ 3,162       $ 1,805       $--
    Realized losses on sale of securities available for sale          (44)       (5,745)       --
                                                                  -------       -------       ----
                                                                  $ 3,118       $(3,940)      $--
                                                                  =======       =======       ====

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 4. SECURITIES AVAILABLE FOR SALE (CONTINUED)

     The amortized cost and fair values of securities available for sale as of December 31, 1996 by contractual maturity are shown below. The "other securities" have no contractual maturity.

                                           Amortized       Fair
                                              Cost         Value
                                            --------      --------
Due after one year through five years       $ 18,404      $ 17,975
Due after five years through ten years        39,211        39,469
Other securities                             127,929       132,936
                                            --------      --------
                                            $185,544      $190,380
                                            ========      ========

     Proceeds from sales of securities available for sale during the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                 1996          1995         1994
                                                                -------      --------      ------
      Proceeds from sales of securities available for sale      $86,920      $176,620      $ --
                                                                =======      ========      ======

Dividend income included in nonoperating income (expense) in the accompanying Statements of Operations totaled $6,980, $7,778 and $4,821 for the years ended December 31, 1996, 1995 and 1994, respectively.

The changes in the net unrealized gain (loss) on securities available for sale during the years ended December 31, 1996 and 1995 were $(6,410) and $16,551, respectively, which have been included in the separate component of partners' equity.


NOTE 5. PROPERTIES ON OPERATING LEASES AND PROPERTIES HELD FOR LEASE

The Partnership leases office facilities under various lease agreements. The following schedule provides an analysis of the Partnership's investment in properties held for lease by major classes as of December 31, 1996 and 1995, respectively.

                                             1996            1995
                                          ----------      ----------
Land                                      $1,168,953      $1,168,953
Building                                   6,188,729       6,188,729
Building improvements                      1,257,567         476,272
                                          ----------      ----------
                                           8,615,249       7,833,954
                                          ----------      ----------
Less accumulated depreciation              1,244,020       1,059,195
                                          ----------      ----------
                                          $7,371,229      $6,774,759
                                          ==========      ==========

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5. PROPERTIES ON OPERATING LEASES AND PROPERTIES HELD FOR LEASE (CONTINUED)

The following is a schedule by years of all minimum future rentals on noncancelable operating leases as of December 31, 1996:

Year Ending
December 31,                                              Amount
-------------                                          -----------
1997                                                   $ 1,116,075
1998                                                     1,008,014
1999                                                       779,710
2000                                                       494,728
2001                                                       461,766
Thereafter                                                 375,695
                                                       -----------
                                                       $ 4,235,988
                                                       ===========

The Partnership properties are currently contracted with a real estate broker. It is the intention of the General Partners to market and sell the properties. The new sales proceeds will be used to return partners' equity.


NOTE 6. NOTE PAYABLE, BANK, LONG-TERM DEBT AND PLEDGED ASSETS

The Partnership has a $1,000,000 line-of-credit with an outstanding balance of $942,483 and $219,783 at December 31, 1996 and 1995, respectively. The line-of-credit allows borrowings and repayments to be made on a daily basis. Outstanding balances on the line-of-credit bear interest at a variable rate tied to the bank's prime rate (prime rate was 8.25% at December 31, 1996). The line-of-credit is unsecured and is payable on demand.

Long-term debt and pledged assets consists of the following at December 31, 1996:



Note payable to United of Omaha, due in monthly installments of $14,976, including interest at 10.5%, through June 1999, with $1,115,064 due in
  July 1999, collateralized by mortgage on land and building                        $ 1,252,267

Note payable to First Union National Bank of North Carolina, interest only at the 3-month LIBOR plus 1.75% due monthly, through November 1998, balance due
  December 1998, unsecured and guaranteed by a general partner (A)                    2,840,000

Note payable to Internet Services Corporation, related through common ownership, due in five annual principal installments of $18,255, plus interest at the prime rate (8.25% at December 31, 1996) of NationsBank of North Carolina, N.A., plus
  2%, unsecured, due January 1998                                                        36,510
                                                                                    -----------
                                                                                      4,128,777

Less current maturities                                                                  68,868
                                                                                    -----------
                                                                                    $ 4,059,909
                                                                                    ===========

(A) The note payable to First Union National Bank of North Carolina matures on December 1, 1997. The Partnership has acquired a commitment letter which allows the Partnership to extend the repayment of the note to December 1, 1998. Should the commitment letter be exercised, the Bank will require that the note be secured by a deed of trust on the respective property. The debt is accordingly classified as long-term debt for financial reporting purposes.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 6. NOTE PAYABLE, BANK, LONG-TERM DEBT AND PLEDGED ASSETS (CONTINUED)

Future maturities of long-term debt are as follows:

Year Ending
December 31,                                                  Amount
------------                                                ----------
1997                                                        $   68,868
1998                                                         2,914,445
1999                                                         1,145,464
                                                            ----------
                                                            $4,128,777
                                                            ==========

Interest expense to Internet Services Corporation, for the years ended December 31, 1996, 1995 and 1994 was $3,834, $5,476, and $5,842, respectively.


NOTE 7. PRIORITY RETURN

The cumulative unpaid priority return to the limited partners is $1,924,049 and $1,681,265 at December 31, 1996 and 1995, respectively. There were no cash distributions to the limited partners for the priority return for the years ended December 31, 1996, 1995 and 1994. Based on current and projected real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce sufficient net sales proceeds to pay the priority return.

YAGER/KUESTER PUBLIC FUND
   LIMITED PARTNERSHIP


NOTES TO FINANCIAL STATEMENTS



NOTE 8. MANAGEMENT AND ADMINISTRATIVE EXPENSES

Management expenses paid to a General Partner and to Internet Services Corporation in connection with day-to-day operations of the Partnership amounted to $47,172, $50,981, and $50,471 for the years ended December 31, 1996, 1995 and
1994, respectively.


NOTE 9. MAJOR TENANTS

Rental income for the years ended December 31, 1996, 1995 and 1994, respectively, included approximate rentals from the following major tenants each of which accounted for 10% or more of the total rental income of the Partnership for those years:

                               Approximate Amount of Rental Income
                                     Year Ended December 31,
                            -----------------------------------------
                              1996             1995            1994
                            -------          -------          -------
           Tenant A         455,000         $451,000         $347,000
           Tenant B         353,000          306,000          310,000
           Tenant C         117,000          138,000          132,000

Accounts receivable from each of the major tenants identified above were as follows at December 31, 1996 and 1995, respectively:

                                 December 31,
                            ----------------------
                              1996          1995
                            -------        -------
           Tenant A         $37,884        $37,565
           Tenant B            --            --
           Tenant C            --            --

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

          Faison S. Kuester, Jr., 51, graduated from the University of North Carolina at Chapel Hill with a Bachelor of Arts Degree in History in 1967. He is a resident of Charlotte, North Carolina. After three years service in the United States Army as a Lieutenant, Mr. Kuester joined Independence Development Corporation in 1972 serving as a director of leasing and management for a period of three years. In 1974, Mr. Kuester formed his own company, Kuester Realty and Management, in order to lease and manage commercial properties in Charlotte, North Carolina and surrounding communities. In addition to leasing and managing various commercial properties, Kuester Realty had developed two medical clinics in the Charlotte area. In 1980, Kuester Properties, Inc. ("KPI") was formed to specialize in on-site management of apartment communities in the southeastern United States. The following year Cauble and Kuester Company, Inc. was organized to lease and manage commercial properties in the metropolitan Atlanta area. This partnership brought together Cauble and Company, experienced mortgage lenders and leasing agents in the Atlanta market, and Kuester Realty and Management. Finally, in 1983, Kuester Development Corporation was formed to allow the Kuester companies to engage in selective real estate development projects in the southeastern United States.

          Through Kuester Development Corporation, a wholly-owned subsidiary of KPI, Mr. Kuester has been directly involved with the development of several commercial real estate properties in North and South Carolina and Georgia. These include the First United National Bank Building in Wilmington, North Carolina, two retail office showroom projects, two medical office buildings and residential condominiums in Charlotte, North Carolina, an office building in Savannah, Georgia, and an office building in Greenville, South Carolina. Kuester Development Corporation also has developed over 700 apartment units throughout Charlotte, North Carolina since 1983. KPI is active in the management of these units as well as managing other clients' multifamily developments.

          In 1989, Mr. Kuester, Jr. established Kuester Hospitality Corporation for the purpose of acquiring and managing health care facilities. In 1995, he established Kuester HealthCare Services, Inc. ("KHCS") to offer various health care services, including development and brokerage of health care facilities.

          KPI serves as property manager of the Partnership property.

          Dexter R. Yager, Sr., 57, is the President and founder of D&B Yager Enterprises, Inc., Mr. Yager's Amway distributorship business. Through D&B Yager Enterprises, Inc., Mr. Yager has been an independent distributor for Amway Corporation for over 30 years during which time he has achieved the status of Crown Ambassador, which is the highest level attainable as an Amway distributor. The Amway Corporation is one of the largest manufacturers of home care products in the world. He is also a former member and past president of the Amway Distributor Association Board of Directors. Mr. Yager has many other family-owned businesses and is responsible for the development of several businesses, including the following: Yager Personal Development, Inc., which handles Mr. Yager's services as a speaker at Amway events, Yager Construction Company, Inc., which is a general building contractor; and Dexter and Birdie Yager Family Limited Partnership, which owns various real estate investments and manages real estate for the Yager family.

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

          Item 13. Certain Relationships and Related Transactions. During the fiscal year ended December 31, 1996, Kuester Properties, Inc. received management fees of $46,517 for management of the Partnership property. Internet Services Corporation, Inc. received $7,327 for providing accounting/bookkeeping services. See Item 7 for a description of a loan to the Partnership by Internet Services Corporation, a corporation owned equally by three trusts, the beneficial interests of which inure to the benefit of three children of Dexter R. Yager, Sr., the sole General Partner of DRY Limited Partnership, which limited partnership is one of the two general partners of the Partnership. Janitorial services for the EastPark Executive Center are provided by Marquis Cleaning Services, which is operated and owned by Dexter R. Yager's nephew.

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

                 (i)   Independent Auditor's Report

                 (ii)  Balance Sheets as of December 31, 1996 and 1995

                 (iii) Statements of Operations for years ended December 31,
                       1996, 1995 and 1994

                 (iv) Statements of Partners' Equity for years ended December 31, 1996, 1995 and 1994

                 (v) Statements of Cash Flows for years ended December 31, 1996, 1995 and 1994

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

             (10.2) Exclusive Leasing and Management Agreement dated October
                    1, 1994 (EastPark Executive Center).

             (10.3) Exclusive Leasing and Management Agreement dated October
                    1, 1994 (United Carolina Bank Building).

             (10.4) Listing Agreement of Property for Sale - United Carolina
                    Bank Building.

             (10.5) Listing Agreement of Property for Sale - EastPark
                    Executive Center.

             (10.6) Promissory Note with First Union Bank of North Carolina dated November 27, 1996 for the United Carolina Bank
                    Building.

               (23) Consent of Independent Auditor

               (27) Financial Data Schedule.

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


                                     YAGER/KUESTER PUBLIC FUND
                                     LIMITED PARTNERSHIP

                                     By: FSK Limited Partnership


March 27, 1997                           By:   /s/ Faison S. Kuester, Jr.
                                              ----------------------------
                                              Faison S. Kuester, Jr.
                                              General Partner
                                              (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1997 by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


 /s/ Jerry R.  Haynes                       /s/ Faison S. Kuester
--------------------------------------      -----------------------------------
(Principal Accounting Officer)              Faison S. Kuester, Jr., General
                                            Partner of FSK Limited Partnership,
                                            General Partner of the Partnership

Date  March 27, 1997                        Date  March 27, 1997
     ----------------------------------           ---------------


                                            /s/ Dexter R. Yager, Sr.
                                            -----------------------------------
                                            Dexter R. Yager, Sr., General
                                            Partner of DRY Limited Partnership,
                                            General Partner of the Partnership

                                            Date  March 27, 1997
                                                  --------------

                                  EXHIBIT INDEX

     The following documents are included in this Form 10-K as an Exhibit:


             Designation
             Number Under
Exhibit      Item 601 of                                                                  Page
Number       Regulation S-K      Exhibit Description                                     Number
------       --------------      -------------------                                     ------

    1*             (4)           Limited Partnership Agreement

    2*             (10.1)        Limited Partnership Agreement

    3**            (10.2)        Exclusive Leasing and Management Agreement
                                 dated October 1, 1994 - (EastPark Executive Center)

    4**            (10.3)        Exclusive Leasing and Management Agreement
                                 dated October 1, 1994 - (United Carolina Bank
                                 building)

    5***           (10.4)        Listing Agreement of Property for Sale - United
                                 Carolina Bank Building

    6***           (10.5)        Listing Agreement of Property for Sale - EastPark
                                 Executive Center.

    7              (10.6)        Promissory Note with First Union Bank of North           24
                                 Carolina dated November 27, 1996

    8              (23)          Consent of Independent Auditor                           30

    9              (27)          Financial Data Schedule                                  31


----------
* Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

** Incorporated by reference to Exhibit 3 and 4 of the Partnership's Form 10-K for year ended December 31, 1995.

*** Incorporated by reference to Exhibit 3 and 4 of the Partnership's Form 10-Q for the quarter ended June 30, 1996.