Form 10-Q
period 1997-03-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1997-05-15
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997
                  --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  ___________________

Commission File Number:  0-18444
                         -------

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

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                                                                                                March 31,       December 31,
                                                                                                  1997               1996
                                                                                               ----------       ------------
                  ASSETS                                                                       (Unaudited)          (Note)

CURRENT ASSETS
 Cash and cash equivalents                                                                     $  108,445         $  103,036
 Accounts receivable, tenant                                                                       41,041             91,224
 Prepaid expenses                                                                                   4,524              2,200
 Securities available for sale                                                                    123,248            190,380
                                                                                               ----------         ----------

        Total current assets                                                                      277,258            386,840
                                                                                               ----------         ----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   1997 $1,303,609; 1996 $1,244,020                                                             7,311,641          7,371,229
 Accrued rent receivable                                                                           41,660             44,785

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1997 $13,432; 1996 $11,282                                                                       8,668             10,818
 Deferred leasing commissions, net of accumulated
   amortization 1997 $34,775; 1996 $31,476                                                         47,137             50,435
                                                                                               ----------         ----------

                                                                                               $7,686,364         $7,864,107
                                                                                               ==========         ==========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank                                                                            $1,000,000         $  942,483
 Current maturities of long-term debt                                                              51,953             68,868
 Accounts payable                                                                                  11,281            109,107
 Accrued expenses                                                                                  59,745            131,312
                                                                                               ----------         ----------

        Total current liabilities                                                               1,122,979          1,251,770
                                                                                               ----------         ----------

LONG-TERM DEBT, less current maturities                                                         4,012,829          4,059,909
                                                                                               ----------         ----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                                                                   2,199              2,199
 Limited partners                                                                               2,545,421          2,545,393
 Unrealized gain on investment securities                                                           2,936              4,836
                                                                                               ----------         ----------

                                                                                                2,550,556          2,552,428
                                                                                               ----------         ----------

                                                                                               $7,686,364         $7,864,107
                                                                                               ==========         ==========


Note: The Condensed Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                             Three Months Ended
                                                  March 31,
                                       ----------------------------
                                          1997               1996
                                       ---------          ---------
                                               (Unaudited)

Rental income                          $ 295,072          $ 317,463

Operating expenses:
 Wages and contract labor                  6,123              4,566
 Depreciation and amortization            65,037             45,458
 Repairs and maintenance                  36,522             29,484
 Management fees                          11,208             11,384
 Utilities                                38,425             35,436
 Professional fees                        11,201             17,522
 Property taxes                           22,095             22,020
 Miscellaneous                             5,139              5,484
                                       ---------          ---------

                                         195,750            171,354
                                       ---------          ---------

        Operating income                  99,322            146,109
                                       ---------          ---------

Nonoperating income (expense):
 Interest and dividend income              5,148              2,910
 Interest expense                       (105,268)          (104,227)
 Other                                       826               --
                                       ---------          ---------

                                         (99,294)          (101,317)
                                       ---------          ---------

        Net income                     $      28          $  44,792
                                       =========          =========

        Net income per limited
          partnership unit             $    0.00          $    7.03
                                       =========          =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                         Three Months Ended
                                                                              March 31,
                                                                     ----------------------------
                                                                        1997              1996
                                                                     ---------          ---------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $      28          $  44,792
 Adjustments to reconcile net income to net cash
   (used) provided by operating activities:
   Depreciation and amortization                                        65,037             45,458
   Gain on sale of securities available for sale                          (826)              --
 Change in assets and liabilities:
    Decrease (Increase) in prepaids, deferrals and                      50,984            (32,433)
      other receivables
   (Decrease) in accounts payable and accrued expenses                (169,393)           (46,896)
                                                                     ---------          ---------

        Net cash (used) provided by operating activities               (54,170)            10,921
                                                                     ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                  91,057               --
 Purchase of securities available for sale                             (25,000)              --
 Improvements in investment property                                      --             (422,870)
                                                                     ---------          ---------

        Net cash provided (used) in investing activities                66,057           (422,870)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                            (63,995)           (42,636)
 Proceeds from note payable                                             57,517            392,200
                                                                     ---------          ---------

        Net cash (used) provided in financing activities                (6,478)           349,564

        Net increase (decrease) in cash and cash equivalents             5,409            (62,385)

Cash and cash equivalents:
 Beginning                                                             103,036            139,930
                                                                     ---------          ---------

 Ending                                                              $ 108,445          $  77,545
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

4.    Priority Return:

      At December 31, 1996, the cumulative unpaid priority return to the unit holders was $1,924,049 compared to $1,681,265 one year prior. This increase resulted from no distributions being made to partners during the year and the pro rata share due partners pursuant to the Limited Partnership Agreement. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay the priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Changes in financial condition

During the first quarter of 1997, an additional $57,517 was drawn on the line of credit with First Union to pay for the final invoices relating to the IRS upfit at the EastPark Executive Center. This was the final draw on this line of credit, bringing the Partnership to the $1,000,000 maximum amount. (See "Liquidity and Capital Resources" below.) Accounts receivable has decreased since year end due to the receipt of payment from the IRS for certain reimburseable items on their upfit. This excess cash was used to pay off the loan with Internet Services Corporation. This loan was paid off nine months early, saving the Partnership an additional $1,400 in interest expense for the year. Accrued expense has decreased in the first quarter due to the payment of the 1996 property taxes in January 1997.

Liquidity and Capital Resources

During the quarter ended March 31, 1997, the Partnership continued to fund working capital requirements, and the working capital deficit was reduced by approximately $19,000 from December 31, 1996. The $1,000,000 line of credit with First Union was due and payable on April 30, 1997. The line of credit was not paid and therefore the General Partners are currently negotiating with First Union and have received a verbal commitment from the bank to renew the loan with similar terms. No distributions were paid to the limited partners this quarter, resulting in an increase to their cumulative unpaid priority return. (See note 4 of the condensed consolidated financial statements.)


Results of operations

Net income is down for the first quarter of 1997 compared to the same period of the prior year by approximately $44,000. Rental income decreased by approximately $22,000 in the first quarter primarily due to the decrease in common area maintenance ("CAM") charges as provided in the leases at the UCB building. Expenses for the first quarter of 1997 are up by approximately $24,000. This is primarily due to the increase in depreciation expense as a result of the completion and capitalization of the IRS upfit at the EastPark Executive Center. Occupancy rate is currently 100% at the UCB building. Occupancy at EastPark Executive Center has increased from 95% to 98% in the first quarter due to the signing of a new lease with FSK Properties, LLC to occupy 1,371 square feet and pay $16,452 annually. FSK Properties, LLC is owned by Faison S. Kuester, Jr., one of the General Partners of the Partnership.

Status of Sales Efforts; Future Matters

The General Partners continue to focus their efforts on selling both Properties. The General Partners have extended the listing agreements with the Charlotte-based real estate broker through August 1997. At this time a qualified buyer with acceptable terms to the General Partners for either property has not been secured.

PART II.   OTHER INFORMATION

           Item 1.     Legal Proceedings

                       The Partnership is not engaged in any legal proceedings of a material nature at the present time.

           Item 6.     Exhibit Index

                       (a) Exhibits:

                       Designation
                       Number Under
           Exhibit     Item 601 of                                                                               Page
           Number      Regulation S-K   Exhibit Description                                                     Number
           ------      --------------   -------------------                                                     ------

                1*          4           Instrument defining rights of security holders - set forth in the
                                        Limited Partnership Agreement

                2*         10           Limited Partnership Agreement

                3**        10.1         Exclusive Leasing and Management Agreement dated October 1, 1994
                                        (EastPark Executive Center)

                4**        10.2         Exclusive Leasing and Management Agreement dated October 1, 1994
                                        (United Carolina Bank Building)

                           27           Financial Data Schedule (for SEC use only)



                       (b) Reports on Form 8-K:

                           No reports on Form 8-K have been filed during the three months ended March 31, 1997.


--------------------------------------------------------------------------------

               * Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

               ** Incorporated by reference to Exhibit 3 and 4 of the
                  Partnership's Form 10-K for the year ended
                  December 31, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                YAGER/KUESTER PUBLIC FUND
                                LIMITED PARTNERSHIP
                                (Registrant)


                                By:  DRY Limited Partnership,
                                     General Partner of Registrant


Date    05/15/97                By:   /s/ Dexter R. Yager, Sr.
     --------------                  -----------------------------------
                                     Dexter R. Yager, Sr.
                                     General Partner


Date    05/15/97                By:   /s/ Jerry R. Haynes
     --------------                  -----------------------------------
                                      Jerry R. Haynes
                                      Chief Financial Officer