Form 10-Q
period 1997-06-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1997-08-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended June 30, 1997
                        -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to _____________________

Commission File Number:  0-18444
                         -----------------------------------

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

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements



                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                             June 30,         December 31,
                                                               1997               1996
                                                            ----------         ----------
   ASSETS                                                   (Unaudited)          (Note)

CURRENT ASSETS
 Cash and cash equivalents                                  $   76,336         $  103,036
 Accounts receivable, tenant                                    26,028             91,224
 Prepaid expenses                                                4,766              2,200
 Securities available for sale                                 189,031            190,380
                                                            ----------         ----------

        Total current assets                                   296,161            386,840
                                                            ----------         ----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   1997 $1,363,048;  1996 $1,244,020                         7,256,815          7,371,229
 Accrued rent receivable                                        38,536             44,785

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1997 $15,582; 1996 $11,282                                    6,518             10,818
 Deferred leasing commissions, net of accumulated
   amortization 1997 $38,409; 1996 $31,476                      47,509             50,435
                                                            ----------         ----------

                                                            $7,645,539         $7,864,107
                                                            ==========         ==========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank                                         $1,000,000         $  942,483
 Current maturities of long-term debt                           58,029             68,868
 Accounts payable                                                4,745            109,107
 Accrued expenses                                               81,982            131,312
                                                            ----------         ----------

        Total current liabilities                            1,144,756          1,251,770
                                                            ----------         ----------

LONG-TERM DEBT, less current maturities                      3,978,969          4,059,909
                                                            ----------         ----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                                1,918              2,199
 Limited partners                                            2,517,522          2,545,393
 Unrealized gain on investment securities                        2,374              4,836
                                                            ----------         ----------

                                                             2,521,814          2,552,428
                                                            ----------         ----------

                                                            $7,645,539         $7,864,107
                                                            ==========         ==========


Note: The Condensed Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                              Three Months Ended                    Six Months Ended
                                                   June 30,                             June 30,
                                       ----------------------------          ----------------------------
                                          1997               1996               1997               1996
                                       ---------          ---------          ---------          ---------
                                               (Unaudited)                            (Unaudited)

Rental income                          $ 284,510          $ 280,337          $ 579,582          $ 597,800

Operating expenses:
 Wages and contract labor                 14,530              4,307             20,653              8,873
 Depreciation and amortization            65,223             45,678            130,260             91,136
 Repairs and maintenance                  44,347             35,204             80,869             64,688
 Management fees                          11,355             11,143             22,563             22,527
 Utilities                                35,872             36,137             74,297             71,573
 Professional fees                         8,756              4,892             19,957             22,414
 Property taxes                           22,095             22,020             44,190             44,040
 Miscellaneous                             5,425              4,355             10,564              9,839
                                       ---------          ---------          ---------          ---------

                                         207,603            163,736            403,353            335,090
                                       ---------          ---------          ---------          ---------

        Operating income                  76,907            116,601            176,229            262,710
                                       ---------          ---------          ---------          ---------

Nonoperating income (expense):
 Interest and dividend income              1,865              3,786              7,013              6,696
 Interest expense                       (107,012)          (103,073)          (212,280)          (207,300)
 Other                                        59               --                  885               --
                                       ---------          ---------          ---------          ---------

                                        (105,088)           (99,287)          (204,382)          (200,604)
                                       ---------          ---------          ---------          ---------

        Net income                     ($ 28,181)         $  17,314          ($ 28,153)         $  62,106
                                       =========          =========          =========          =========

        Net income per limited
          partnership unit             ($   4.42)         $    2.72          ($   4.42)         $    9.75
                                       =========          =========          =========          =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                       Six Months Ended
                                                                           June 30,
                                                                 ----------------------------
                                                                    1997               1996
                                                                 ---------          ---------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       ($ 28,153)         $  62,106
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                   130,260             91,136
   Gain on sale of securities available for sale                      (885)              --
 Change in assets and liabilities:
    Decrease (Increase) in prepaids, deferrals and                  68,879            (36,939)
      other receivables
   (Decrease) in accounts payable and accrued expenses            (153,692)           (90,596)
                                                                 ---------          ---------

        Net cash provided by operating activities                   16,409             25,707
                                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                             116,119               --
 Purchase of securities available for sale                        (116,346)              --
 Improvements in investment property                                (4,613)          (679,371)
 Disbursements for deferred leasing commissions                     (4,007)              --
                                                                 ---------          ---------

        Net cash provided (used) in investing activities            (8,847)          (679,371)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                        (91,779)           (67,633)
 Proceeds from note payable                                         57,517            665,200
                                                                 ---------          ---------

        Net cash (used) provided in financing activities           (34,262)           597,567

        Net (decrease) in cash and cash equivalents                (26,700)           (56,097)

Cash and cash equivalents:
 Beginning                                                         103,036            139,930
                                                                 ---------          ---------

 Ending                                                          $  76,336          $  83,833
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

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 1996 to June 30, 1997. Accounts receivable has decreased since year end due to the receipt of payment from the IRS for certain reimburseable items on their upfit. Accrued expenses, as well as cash and cash equivalents, have decreased from year end due to the payment of the 1996 real property taxes in January 1997. The Partnership continues to accrue monthly for the 1997 real property taxes to be paid in January 1998; therefore accrued expenses will continue to increase each quarter of 1997.


Liquidity and Capital Resources

During the quarter ended June 30, 1997, the Partnership continued to fund working capital requirements, and the working capital deficit was reduced by approximately $16,300 from December 31, 1996. The $1,000,000 line of credit with First Union which was due and payable on April 30, 1997, was renewed on similar terms for an additional year. No distributions were paid to the limited partners this quarter, resulting in an increase to their cumulative unpaid priority return. (See note 4 of the condensed consolidated financial statements.)


Results of Operations

Net income is down for the first quarter of 1997 compared to the same period of the prior year by approximately $90,200. Rental income, as compared to the prior year, is down by $18,000. This decrease is primarily due to the decrease in common area maintenance ("CAM") charges as provided in the leases at the UCB building. Operating expenses for the first six months of 1997 are up by approximately $68,000. This is primarily due to the increase in depreciation expense as a result of the completion and capitalization of the IRS upfit at the EastPark Executive Center. Expenses relating to repairs and maintenance are also up for the year. These same factors can be attributed to the increase in expenses for the quarter ended June 30, 1997. Occupancy rate is currently 100% at the UCB building and 98% at the EastPark building.


Status of Sales Efforts; Future Matters

The General Partners at this time have decided not to renew the listing agreements with the Charlotte-based real estate broker in order to focus efforts on lengthening the leases with the current tenants. The General Partners believe that if longer-term leases are obtained, possibilities would be greater in obtaining the current asking price of the facilities.

The General Partners agreed to an amendment of the management agreement with FSK Properties, f/k/a Kuester Properties. (FSK Properties is an affiliate of FSK Limited, one of the General Partners). Per the agreement, responsibilities of FSK Properties will be to focus on management of the properties and also participation in the leasing and selling efforts. FSK Properties would perform these duties at a reduced management fee of 3%. Financial management and accounting will be provided by ISC Management, a division of Internet Services Corporation, at a fee based upon actual time expended. (Interest Services Corporation is an affiliate of Dry Limited, one of the General Partners).

PART II.   OTHER INFORMATION

               Item 1.     Legal Proceedings

                           The Partnership is not engaged in any legal proceedings of a material nature at the present time.

               Item 6.     Exhibit Index

                           (a) Exhibits:

                           Designation
                           Number Under
               Exhibit     Item 601 of                                                                              Page
               Number      Regulation S-K   Exhibit Description                                                    Number
               ------      --------------   -------------------                                                    ------

                 1*             4           Instrument defining rights of security holders - set forth in the
                                            Limited  Partnership Agreement

                 2*            10           Limited Partnership Agreement

                 3**           10.1         Exclusive Leasing and Management Agreement dated October 1, 1994
                                            (EastPark Executive Center)

                 4**           10.2         Exclusive Leasing and Management Agreement dated October 1, 1994
                                            (United Carolina Bank Building)

                 5             27           Financial Data Schedule (for SEC use only)


                           (b) Reports on Form 8-K:

                               No reports on Form 8-K have been filed during the three months ended June 30, 1997.


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

                               YAGER/KUESTER PUBLIC FUND
                               LIMITED PARTNERSHIP
                               (Registrant)

                               By: DRY Limited Partnership,
                                   General Partner of Registrant


Date    08/14/97               By: /s/ Dexter R. Yager, Sr.
     -------------------------     ---------------------------------------
                                   Dexter R. Yager, Sr.
                                   General Partner


Date    08/14/97               By: /s/ Jerry R. Haynes
     -------------------------     ---------------------------------------
                                   Jerry R. Haynes
                                   Chief Financial Officer