Form 10-Q
period 1997-09-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1997-11-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1997

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to  ________________________

Commission File Number:   0-18444

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          North Carolina                              56-1560476
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

12201 Steele Creek Road Charlotte,  North Carolina                    28273
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

This document contains 16 pages. The Exhibit Index is located on page 7.

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                 YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                            September 30,      December 31,
                                                               1997                1996
                                                            -------------      ------------
                                                             (Unaudited)          (Note)
   ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                  $   85,186         $  103,036
 Accounts receivable, tenant                                    44,347             91,224
 Prepaid expenses                                                4,326              2,200
 Securities available for sale                                 230,916            190,380
                                                            ----------         ----------

        Total current assets                                   364,775            386,840
                                                            ----------         ----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   1997 $1,422,409;  1996 $1,244,020                         7,214,338          7,371,229
 Accrued rent receivable                                        34,370             44,785

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1997 $17,732; 1996 $11,282                                    4,368             10,818
 Deferred leasing commissions, net of accumulated
   amortization 1997 $42,042; 1996 $31,476                      43,876             50,435
                                                            ----------         ----------

                                                            $7,661,727         $7,864,107
                                                            ==========         ==========
   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank                                         $1,000,000         $  942,483
 Current maturities of long-term debt                           59,049             68,868
 Accounts payable                                               40,604            109,107
 Accrued expenses                                              105,591            131,312
                                                            ----------         ----------

        Total current liabilities                            1,205,244          1,251,770
                                                            ----------         ----------

LONG-TERM DEBT, less current maturities                      3,949,835          4,059,909
                                                            ----------         ----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                                1,735              2,199
 Limited partners                                            2,499,454          2,545,393
 Unrealized gain on investment securities                        5,459              4,836
                                                            ----------         ----------

                                                             2,506,648          2,552,428
                                                            ----------         ----------

                                                            $7,661,727         $7,864,107
                                                            ==========         ==========


Note: The Condensed Balance Sheet at December 31, 1996 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                            Three Months Ended                     Nine Months Ended
                                               September 30,                         September 30,
                                       ----------------------------          -----------------------------
                                          1997               1996               1997               1996
                                       ---------          ---------          ---------          ---------
                                                (Unaudited)                          (Unaudited)
Rental income                          $ 288,726          $ 276,205          $ 868,308          $ 874,005

Operating expenses:
 Wages and contract labor                  3,300              4,008             23,953             12,881
 Depreciation and amortization            65,145             45,851            195,405            136,987
 Repairs and maintenance                  44,069             35,378            124,938            100,066
 Management fees                           8,760             12,783             31,323             35,310
 Utilities                                46,433             43,247            120,730            114,820
 Professional fees                        11,990              5,675             31,947             28,089
 Property taxes                           22,095             22,020             66,285             66,060
 Miscellaneous                             3,648              3,366             14,212             13,205
                                       ---------          ---------          ---------          ---------

                                         205,440            172,328            608,793            507,418
                                       ---------          ---------          ---------          ---------

        Operating income                  83,286            103,877            259,515            366,587
                                       ---------          ---------          ---------          ---------

Nonoperating income (expense):
 Interest and dividend income              5,439              4,396             12,452             11,092
 Interest expense                       (107,477)          (102,306)          (319,757)          (309,606)
 Other                                       502              1,885              1,387              1,885
                                       ---------          ---------          ---------          ---------

                                        (101,536)           (96,025)          (305,918)          (296,629)
                                       ---------          ---------          ---------          ---------

        Net income                     $ (18,250)         $   7,852          $ (46,403)         $  69,958
                                       =========          =========          =========          =========

        Net income per limited
          partnership unit             $   (2.87)         $    1.23          $   (7.28)         $   10.98
                                       =========          =========          =========          =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                        Nine Months Ended
                                                                          September 30,
                                                                 ----------------------------
                                                                    1997               1996
                                                                 ---------          ---------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $ (46,403)         $  69,958
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                   195,405            136,987
   Gain on sale of securities available for sale                    (1,387)            (1,884)
 Change in assets and liabilities:
    Decrease in prepaids, deferrals and                             55,166              6,460
      other receivables
   (Decrease) in accounts payable and accrued expenses             (94,224)            (1,785)
                                                                 ---------          ---------

        Net cash provided by operating activities                  108,557            209,736
                                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                             170,881             15,685
 Purchase of securities available for sale                        (209,408)           (59,759)
 Improvements in investment property                               (21,497)          (840,509)
 Disbursements for deferred leasing commissions                     (4,007)              --
                                                                 ---------          ---------

        Net cash (used) in investing activities                    (64,031)          (884,583)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                       (119,893)           (93,261)
 Proceeds from note payable                                         57,517            722,700
                                                                 ---------          ---------

        Net cash (used) provided in financing activities           (62,376)           629,439

        Net (decrease) in cash and cash equivalents                (17,850)           (45,408)

Cash and cash equivalents:
 Beginning                                                         103,036            139,930
                                                                 ---------          ---------

 Ending                                                          $  85,186          $  94,522
                                                                 =========          =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.    Nature of Business:

      The Partnership was formed in July 1986 to acquire, operate, hold for investment and sell real estate. The two properties currently owned are the BB&T Building (formerly the UCB building) in Greenville, South Carolina, and the EastPark Executive Center in Charlotte, North Carolina.

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

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 1996 to September 30, 1997. Accounts receivable has decreased since year end due to the receipt of payment from the GSA for certain reimburseable items on their upfit at the EastPark facility. Accrued expenses, as well as cash and cash equivalents, have decreased from year end due to the payment of the 1996 real property taxes in January 1997. The Partnership continues to accrue monthly for the 1997 real property taxes to be paid in January 1998; therefore accrued expenses will continue to increase each quarter of 1997. In the third quarter, approximately $17,000 was expended for capital improvements. These capital expenditures included parking lot improvements at both the EastPark and Branch, Banking & Trust facility (formerly the UCB facility).


Liquidity and Capital Resources

During the quarter ended September 30, 1997, the Partnership continued to fund working capital requirements, and the working capital deficit was reduced by approximately $24,000 from December 31, 1996. The $1,000,000 line of credit with First Union which was due and payable on April 30, 1997, was renewed on similar terms for an additional year. No distributions were paid to the limited partners this quarter, resulting in an increase to their cumulative unpaid priority return. (See note 4 of the condensed consolidated financial statements.)


Results of Operations

Net income from operations for the nine months ended September 30, 1997 is down approximately $107,000 compared to the same period of the prior year. Net income from operations for the third quarter is also down as compared to the same period of the prior year by approximately $20,000. Rental income for the third quarter is up $12,500 as compared to the same period of the prior year but overall is down by $5,697 for the year. This decrease is primarily due to the decrease in common area maintenance ("CAM") charges as provided in the leases at the BB&T building. Operating expenses for the first nine months of 1997 are up by approximately $101,000. This is primarily due to the increase in depreciation expense as a result of the completion and capitalization of the IRS upfit at the EastPark Executive Center. Expenses relating to repairs and maintenance are also up for the year. These same factors also accounted for the increase in expenses for the quarter ended September 30, 1997. Occupancy rate is currently 100% at the BB&T building and 98% at the EastPark building.


Status of Sales/Leasing Efforts; Future Matters

The General Partners earlier this year decided to focus efforts on lengthening the leases with the current tenants. To facilitate in these efforts, the General Partners have executed a one-year listing agreement with a Charlotte-based real estate broker. The General Partners believe that longer-term leases would support a higher asking price for the facilities than would be the case with short-term leases. The Partnership is currently in negotiation with BB&T (successor to UCB) regarding an extension of the bank's lease at the BB&T facility.

PART II.   OTHER INFORMATION

               Item 1.     Legal Proceedings

                           The Partnership is not engaged in any legal proceedings of a material nature at the present time.

               Item 6.     Exhibit Index

                           (a) Exhibits:

                           Designation
                           Number Under
               Exhibit     Item 601 of                                                     Page
               Number      Regulation S-K   Exhibit Description                            Number
               -------     --------------   -------------------                            ------

                 1*            4            Instrument defining rights of security
                                            holders - set forth in the Limited
                                            Partnership Agreement

                 2*           10            Limited Partnership Agreement

                 3**          10.1          Exclusive Leasing and Management Agreement
                                            dated October 1, 1994
                                            (EastPark Executive Center)

                 4**          10.2          Exclusive Leasing and Management Agreement
                                            dated October 1, 1994
                                            (Branch, Banking & Trust Building)

                 5            10.3          Listing Agreement of Property For Lease
                                            and/or Sale (Branch, Banking & Trust Building)     9

                 6            10.4          Listing Agreement of Property For Lease
                                            and/or Sale (EastPark Executive Center)           13

                 7            27            Financial Data Schedule
                                            (for SEC use only)


                           (b) Reports on Form 8-K:

                               No reports on Form 8-K have been filed during the three months ended September 30, 1997.



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

                                             YAGER/KUESTER PUBLIC FUND
                                             LIMITED PARTNERSHIP
                                             (Registrant)

                                             By: DRY Limited Partnership,
                                                 General Partner of Registrant


Date    11/12/97                             By: /s/ Dexter R. Yager, Sr.
     --------------                              -------------------------------
                                                 Dexter R. Yager, Sr.
                                                 General Partner

Date    11/12/97                             By: /s/ Jerry R. Haynes
     --------------                              -------------------
                                                 Jerry R. Haynes
                                                 Chief Financial Officer