Form 10-K405
period 1997-12-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1998-03-31
CIK 797397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the fiscal year ended December 31, 1997
                                       or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from               to
                               --------------   -----------------

Commission file number  0-8444
                       --------------------------------------------------------

Yager/Kuester Public Fund Limited Partnership
--------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

    North Carolina                                    56-1560476
--------------------------------------------------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

12201 Steele Creek Road, P.O. Box 412080
      Charlotte, North Carolina                          28241
----------------------------------------        -------------------------------
(Address of principal offices)                        (Zip Code)

Registrant's telephone number, including area code:    (704) 588-4074
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on
     Title of Each Class                             Which Registered
     -------------------                ---------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Not Applicable.


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

     The sole business of the Partnership is the operation of commercial office buildings purchased with the proceeds of the public offering. (See Item 2 below for a description of the properties.) The lease terms with the major tenants at such properties are summarized below.

          (i) EastPark Executive Center, Charlotte, NC - the General Services Administrator ("GSA") has a lease term for a ten (10) year period ending on October 31, 2004, at a rental rate of $14.15 per square foot. GSA may, at its election, terminate the lease after eight (8) years. The GSA leased premises include approximately 32,000 square feet. The Partnership incurred leasehold improvements expense of approximately $1,092,000 for the GSA space. Such improvements were completed in October 1996. The GSA lease accounts for approximately 75% of the rental income related to the EastPark Executive Center. The remaining leasehold space is leased to three other tenants.

          (ii) BB&T Bank (formerly United Carolina Bank) Building, Greenville, SC - Metropolitan Life Insurance Company ("Metlife") is in the fourth year of a five year lease renewal. The rental rate is $14.00 per square foot during the first three years of the renewal term and escalates to $14.25 per square foot during the last two years of the renewal term. In lieu of granting an upfit allowance, Metlife was allowed a rent concession of $6,250 per month for the first twelve (12) months of the renewal term; the concession terminated July 31, 1995. Metlife and BB&T account for 66% and 26%, respectively, of the rental income related to the BB&T Bank Building. During the first quarter of 1998, the General Partners were able to negotiate an extension of the lease with BB&T. The BB&T lease is now scheduled to expire on July 31, 2006 and calls for an increase in rate from $14.06 per square foot to $15.50. The lease also provides for a 2% escalation in rent per year.

     The Partnership has no employees of its own; management of the Partnership's property is performed by FSK Properties, LLC, an affiliate of FSK Limited Partnership. Administration of the Partnership is performed by the General Partners. (See Items 10 and 13 below.)

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

     On November 30, 1989, the Partnership acquired the BB&T Bank Building, a three-story office building in Greenville, South Carolina with net leasable area of 39,138 square feet, for a purchase price of $4,202,544 of which $3,110,000 was provided by a first mortgage loan from United Omaha. The debt is currently financed with First Union. (See Item 7, "Liquidity and Capital Resources" for description of loan terms.)

     In connection with the office building purchases, $26,312 of acquisition costs were capitalized.

     No further purchases of real property are projected and no funds are available for that purpose. (See Item 7 below, "Status of Sales Efforts" for recent developments regarding the properties.)

     Item 3. Legal Proceedings. The Partnership is not involved in any legal proceedings and was not so involved during the year ended December 31, 1997.

     Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

                                     PART II

     Item 5. Market for the Partnership's Common Equity and Related Stockholder Matters. There is no established public trading market for the Partnership's securities. The Partnership has approximately 535 limited partners. Cash distributions made to the limited partners during the past years are set out in the Statements of Cash Flow included in the Financial Statements included in
Part II, Item 8 of this Report.

     Item 6. Selected Financial Data.

                                                              At or For
                                                       Year Ended December 31,
                                                       -----------------------
                                1997            1996            1995            1994         1993
                                ----            ----            ----            ----         ----
Summary of Operations

   Rental income            $ 1,158,468      $ 1,150,758     $ 1,172,935     $ 1,114,741     $ 1,067,859

   Net income (loss)            (51,497)          40,561          29,787          17,865         (15,330)

   Net income (loss)
     per limited
     partnership unit             (8.00)            6.30            4.63            2.77           (2.38)

Summary of Financial
Position:

   Total assets             $ 7,633,602      $ 7,864,107     $ 7,214,881     $ 6,951,442     $ 7,037,438

   Long-term debt, less
     current maturities       1,145,441        4,059,909       1,288,754       4,220,469       4,330,390

   Distribution per
     limited partner-
     ship unit                       --               --              --              --              --

   Number of limited
     partnership units            6,370            6,370           6,370           6,370           6,370

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity and Capital Resources

     During the year ended December 31, 1997, the Partnership continued to fund working capital requirements. The working capital deficiency increased from ($864,930) at December 31, 1996 to ($3,581,543) at December 31, 1997. The
decrease in the working capital is primarily a result of the reclassification of the loan on the BB&T Bank building to current liabilities from long-term debt due to the balloon payment of approximately $2,722,700 that is due in December 1998. This loan was refinanced in the form of a line of credit for $2,840,000 through First Union Bank of North Carolina. The line of credit carries an interest rate at the 3-month LIBOR rate plus 1.75% and is repayable in monthly payments of accrued interest only until December 1, 1998 when all remaining principal and interest shall be due. The General Partners anticipate selling the BB&T Building before maturity.

     An additional increase in current liabilities can be attributed to a $1,000,000 line-of-credit note payable by the Partnership for the EastPark Executive Center GSA upfit, of which $1,000,000 and $942,483 were outstanding at December 31, 1997 and 1996 respectively. The line of credit is unsecured and is payable on demand.

     The cumulative unpaid priority return to the unit holders increased from $1,924,049 at December 31, 1996 to $2,166,833 at December 31, 1997. This
increase resulted from no distributions being made to partners during the year and the pro rata share due partners pursuant to the Limited Partnership Agreement. Based on current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay the priority return.

     During the year ended December 31, 1997, the Partnership had net (loss) of ($51,497) compared to the net income of $40,561 and $29,787 in 1996 and 1995, respectively. Rental income, operating expenses, and interest expense for the years ended December 31, 1997 and 1996 resulted exclusively from the operations of the Partnership's commercial real estate properties. The EastPark Executive Center buildings, purchased June 23, 1989, were 96 % leased at December 31, 1996 and were 99% leased at December 31, 1997. The BB&T Bank Building (formerly the United Carolina Bank Building,), purchased November 30, 1989, was 96% leased at December 31, 1996 and 100% in 1997. In March 1997, Metlife signed a sublease with United Health Care for approximately 1,400 square feet expiring July 31, 1999.

     The Partnership entered into a Loan Extension and Modification Agreement dated as of May 12, 1993 with Internet Services Corporation, a North Carolina corporation (formerly International Network Services Corporation) owned equally by three trusts, the beneficial interests of which inure respectively to the benefit of three children of Dexter Yager, the sole General Partner of DRY Limited Partnership, which limited partnership is one of the two general partners of the Partnership. Pursuant to the Agreement, the Partnership agreed to pay Internet $91,275 over a five-year period, with annual principal payments of $18,255 each, together with interest at the rate equal to the prime rate of NationsBank of North Carolina N.A., determined on an annual basis, plus two percent (2.0%). This loan was paid off one year early in January 1997, saving the Partnership approximately $1,400 in interest expense.

     See Item 13 (Certain Relationships and Related Transactions) for a discussion regarding leasing commissions paid to FSK Properties, LLC, a General Partner of the Partnership.

     In the event that funds derived from operations are insufficient to meet the Partnership's working capital needs, the General Partners have agreed to fund the shortfall.

     Results of Operations

     Comparison of 1997 results with 1996.

     Operating results decreased from an operating income of $449,277 during the year ended December 31, 1996 to an operating income of $355,399 for the comparable year 1997. Operating income expressed as a percentage of rental income decreased from 39.0% for the year ended December 31, 1996 to 31.0% for the comparable year 1997. While common area maintenance ("CAM") charges were down $22,000 at the BB&T facility, rental escalations and increased occupancy at both facilities compensated for this decrease. This resulted in rental income increasing by approximately $8,000 from the prior year. Operating expenses were higher overall in 1997 by approximately $102,000. Increased depreciation relating to the IRS upfit comprised the greatest increase in the expenses. The remaining expense increase can be attributed to increased repairs and maintenance. Nonoperating expenses for the year ended December 31, 1997 decreased 0.4% from the comparable year 1996.

     Comparison of 1996 results with 1995.

     Operating results increased slightly from an operating income of $444,916 during the year ended December 31, 1995 to an operating income of $449,277 for the comparable year 1996. Operating income expressed as a percentage of rental income increased from 37.9% for the year ended December 31, 1995 to 39.0% for the comparable year 1996. While the overall occupancy rate for 1996 was comparable to 1995, rental income nevertheless decreased by approximately $22,000. This decrease of rental income in 1996 can be attributed to the decrease in Common Area Maintenance ("CAM") reimbursements provided by the Metropolitan Life Insurance Company lease at the BB&T facility. Operating expenses were lower overall in 1996 by approximately $26,000. Decreased professional fees incurred in 1995 relating to the potential sale of the properties, comprised the greatest decrease in the expenses. The remaining expense decrease can be attributed to decreased contract labor and miscellaneous expenses. Nonoperating income and expenses for the year ended December 31, 1996 decreased 1.5% from the comparable year 1995.

Status of Sales Efforts; Future Matters

The General Partners entered into separate listing agreements for both properties with a Charlotte-based commercial real estate broker at the beginning of the third quarter, 1996. The BB&T Bank Building is now under contract to be sold to Highwoods/Forysth Limited Partnership, a North Carolina limited partnership ("Highwoods"), for a sale price of $3,600,000. As a result of Highwoods' due diligence investigation of the BB&T building, parties have settled on a $90,000 price reduction. The General Partners anticipate the closing on the sale to occur in April 1998. The General Partners also anticipate selling the EastPark Executive center in 1998.


     Item 8. Financial Statements and Supplementary Data. The financial statements are attached hereto.

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Yager/Kuester Public Fund
   Limited Partnership
Charlotte, North Carolina

We have audited the accompanying balance sheets of Yager/Kuester Public Fund Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yager/Kuester Public Fund Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                    /s/ McGladrey & Pullen, LLP



Charlotte, North Carolina
February 13, 1998, except for the
last paragraph in Note 4 as to which
the date is March 30, 1998

 YAGER/KUESTER PUBLIC FUND
 LIMITED PARTNERSHIP

 BALANCE SHEETS
 DECEMBER 31, 1997 AND 1996


 ASSETS                                                                        1997               1996
 ---------------------------------------------------------------------------------------------------------
 Current Assets
    Cash and cash equivalents (Note 2)                                      $   92,544          $  103,036
    Accounts receivable, tenants (Note 8)                                       38,196              91,224
    Prepaid expenses                                                             7,053               2,200
    Securities available for sale (Note 3)                                     267,629             190,380
                                                                            ------------------------------
               TOTAL CURRENT ASSETS                                            405,422             386,840
                                                                            ------------------------------
 Investments and Noncurrent Receivables
    Properties on operating leases and
       leased properties held for sale,
       net (Notes 4 and 5)                                                   7,155,595           7,371,229
    Accrued rent receivable                                                     29,683              44,785
                                                                            ------------------------------
                                                                             7,185,278           7,416,014
                                                                            ------------------------------
 Other Assets
    Deferred charges, net of
       accumulated amortization
       1997 $12,190; 1996 $11,282                                                2,810              10,818
    Deferred leasing commissions, net of
       accumulated amortization
       1997 $45,826; 1996 $31,476                                               40,092              50,435
                                                                            ------------------------------
                                                                                42,902              61,253
                                                                            ------------------------------
                                                                            $7,633,602          $7,864,107
                                                                            ==============================

 LIABILITIES AND PARTNERS' EQUITY
 ---------------------------------------------------------------------------------------------------------

 Current Liabilities
    Note payable, bank (Note 5)                                             $1,000,000          $  942,483
    Current maturities of long-term debt (Note 5)                            2,834,990              68,868
    Accounts payable                                                            14,423             109,107
    Accrued expenses                                                           137,552             131,312
                                                                            ------------------------------
               TOTAL CURRENT LIABILITIES                                     3,986,965           1,251,770
                                                                            ------------------------------
 Long-Term Debt, less current maturities (Note 5)                            1,145,441           4,059,909
                                                                            ------------------------------
 Commitment and Contingency (Notes 4 and 6)
 Partners' Equity
    General partners                                                             1,684               2,199
    Limited partners (Note 6)                                                2,494,411           2,545,393
    Unrealized gain on investment securities (Note 3)                            5,101               4,836
                                                                            ------------------------------
                                                                             2,501,196           2,552,428
                                                                            ------------------------------
                                                                            $7,633,602          $7,864,107
                                                                            ==============================

See Notes to Financial Statements.

 YAGER/KUESTER PUBLIC FUND
 LIMITED PARTNERSHIP

 STATEMENTS OF OPERATIONS
 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                         1997                1996                1995
 --------------------------------------------------------------------------------------------------------

 Rental income (Notes 4 and 8)                         $1,158,468          $1,150,758          $1,172,935
                                                       --------------------------------------------------
 Operating expenses:
    Contract labor                                         27,733              18,028              40,307
    Depreciation and amortization                         261,240             204,261             179,987
    Repairs and maintenance                               165,877             146,900             133,822
    Management fees (Note 7)                               60,796              53,845              50,981
    Utilities                                             155,487             147,098             149,027
    Professional fees                                      20,723              24,281              57,331
    Property taxes                                         89,386              88,857              88,046
    Miscellaneous                                          21,827              18,211              28,518
                                                       --------------------------------------------------
                                                          803,069             701,481             728,019
                                                       --------------------------------------------------
               OPERATING INCOME                           355,399             449,277             444,916
                                                       --------------------------------------------------
 Nonoperating income (expense):
    Interest income                                         7,512                 651                 724
    Interest expense                                     (426,557)           (425,669)           (422,066)
    Other                                                  12,149              16,302               6,213
                                                       --------------------------------------------------
                                                         (406,896)           (408,716)           (415,129)
                                                       --------------------------------------------------
               NET INCOME (LOSS)                          (51,497)             40,561              29,787
 Deduct net income (loss) applicable to limited
    partners (per limited partner unit)
    1997 $(8.00); 1996 $6.30; 1995 $4.63                  (50,982)             40,157              29,489
                                                       --------------------------------------------------
               NET INCOME (LOSS) APPLICABLE TO
               GENERAL PARTNERS (PER GENERAL PARTNE
               PARTNER UNIT) 1997 $(.08);
               1996 $.06; 1995 $.05                    $    (515)          $      404          $      298
                                                       ==================================================

See Notes to Financial Statements.

 YAGER/KUESTER PUBLIC FUND
 LIMITED PARTNERSHIP

 STATEMENTS OF PARTNERS' EQUITY
 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                          Net unrealized
                                                                          Gain (Loss) on
                                                                            Securities
                                           General          Limited          Available
                                           Partners        Partners          For Sale            Total
 -------------------------------------------------------------------------------------------------------
 Balance, December 31, 1994                 $1,497        $2,475,747          $ (5,305)       $2,471,939
    Net income                                 298            29,489                --            29,787
    Change in fair market value on
       securities available for sale
       (Note 3)                                 --                --            16,551            16,551
                                            -------------------------------------------------------------
 Balance, December 31, 1995                  1,795         2,505,236            11,246         2,518,277
    Net income                                 404            40,157                --            40,561
    Change in fair market value on
       securities available for sale
       (Note 3)                                 --                --            (6,410)           (6,410)
                                            -------------------------------------------------------------
 Balance, December 31, 1996                  2,199         2,545,393             4,836         2,552,428
    NET LOSS                                  (515)          (50,982)               --           (51,497)
    CHANGE IN FAIR MARKET VALUE ON
       SECURITIES AVAILABLE FOR SALE
       (NOTE 3)                                 --                --               265               265
                                            -------------------------------------------------------------
 BALANCE, DECEMBER 31, 1997                 $1,684        $2,494,411          $  5,101        $2,501,196
                                            =============================================================





See Notes to Financial Statements.

 YAGER/KUESTER PUBLIC FUND
 LIMITED PARTNERSHIP

 STATEMENTS OF CASH FLOWS
 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                      1997              1996              1995
 ----------------------------------------------------------------------------------------------------------------
 Cash Flows From Operating Activities
    Net income (loss)                                               $ (51,497)     $    40,561          $  29,787
    Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Depreciation                                                   238,882          184,825            162,035
       Amortization                                                    22,358           19,436             17,952
       Net realized (gains) losses on sale of securities
         available for sale                                            (2,304)          (3,118)             3,940
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable, tenant
            and accrued rent receivable                                68,130          (41,161)           (23,206)
         Increase (decrease) in:
            Accounts payable and accrued
                expenses                                              (88,444)         (15,933)           107,238
            Other prepaids and accruals, net                           (4,853)          (1,100)              (877)
                                                                    ---------------------------------------------
               NET CASH PROVIDED BY OPERATING
               ACTIVITIES                                             182,272          183,510            296,869
                                                                    ---------------------------------------------
 Cash Flows From Investing Activities
    Purchase of securities available for sale                        (293,255)        (145,542)          (193,803)
    Proceeds from sale of securities available for sale               218,576           86,920            176,620
    Purchase of investment property                                   (23,248)        (781,295)          (355,955)
    Disbursements for deferred leasing commissions                     (4,008)          (4,395)            (1,569)
    Disbursements for deferred charges                                     --           (7,100)                --
                                                                    ---------------------------------------------
               NET CASH USED IN INVESTING ACTIVITIES                 (101,935)        (851,412)          (374,707)
                                                                    ---------------------------------------------
 Cash Flows from Financing Activities
    Proceeds from long-term borrowings                                     --        2,840,000                 --
    Principal payments on long-term borrowings                       (148,346)      (2,931,692)          (109,921)
    Proceeds from note payable, net                                    57,517          722,700            219,783
                                                                    ---------------------------------------------
               NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES                                  (90,829)         631,008            109,862
                                                                    ---------------------------------------------
               NET INCREASE (DECREASE) IN CASH AND
               CASH EQUIVALENTS                                       (10,492)         (36,894)            32,024
 Cash and cash equivalents:
    Beginning                                                         103,036          139,930            107,906
                                                                   ----------------------------------------------
    Ending                                                         $   92,544      $   103,036          $ 139,930
                                                                   ==============================================

 YAGER/KUESTER PUBLIC FUND
 LIMITED PARTNERSHIP

 STATEMENTS OF CASH FLOWS (CONTINUED)
 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 1997            1996              1995
 ---------------------------------------------------------------------------------------------------------
 Supplemental Disclosure of Cash Flow Information:
    Cash payment for interest, net of interest
       capitalized                                             $432,193        $424,000           $423,197
 Supplemental Disclosures of Noncash Transactions:
    Net unrealized gain (loss) on securities available
       for sale                                                     265          (6,410)            16,551



See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
   LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1. NATURE OF BUSINESS AND ORGANIZATION, PARTNERSHIP AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business and organization: The Partnership is a North Carolina limited partnership formed in July 1986. The purpose of the Partnership is to acquire, operate, hold for investment and sell commercial rental property. Properties currently held are located in Charlotte, North Carolina and Greenville, South Carolina.

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

Investments: Properties on operating leases and leased properties held for sale are stated at the lower of cost less accumulated depreciation or fair market value. Depreciation is computed by the straight-line method over 40 years for buildings and over 15 years for building improvements.

YAGER/KUESTER PUBLIC FUND
   LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND ORGANIZATION, PARTNERSHIP AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment in securities available for sale and accounting change: Statement No. 115 requires that management determine the appropriate classification of securities at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Since the Partnership neither buys securities in anticipation of short-term fluctuations in market prices nor can commit to holding debt securities to their maturities, the investment in debt and marketable equity securities have been classified as available for sale in accordance with Statement No. 115. Available for sale securities are stated at fair value, and unrealized holding gains and losses are reported as a separate component of partners' equity. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

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

Disclosures about the fair value of financial instruments: Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. At December 31, 1997 and 1996 the carrying values of the Partnership's financial instruments, including accounts receivable which are due on demand and the mortgage payable which bears interest at market rates, approximate their fair values.

Partnership equity: Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. The Statement specifies the computation, presentation, and disclosure requirements for earnings per share. Management believes that statement No. 128 is not analogous to limited partnership units. Accordingly, no additional disclosures for partnership units are presented in the accompanying financial statements.

Income taxes: Under current income tax laws, income or loss of the Partnership is included in the income tax returns of the partners. Accordingly, the Partnership will make no provision for federal or state income taxes.

YAGER/KUESTER PUBLIC FUND
   LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 2.     WORKING CAPITAL RESERVE

Per the Partnership Agreement, a minimum cash and cash equivalents reserve of $94,500 must be maintained to fund any expenditures that the cash flow generated from properties on operating leases is insufficient to meet. The Partnership did not meet the minimum requirement by $1,956 at December 31, 1997, and exceeded the minimum requirement by $8,536 at December 31, 1996.

Securities available for sale may be sold in order to fund future operating cash flow expenditures.


Note 3.     SECURITIES AVAILABLE FOR SALE

The following is a summary of the Partnership's securities available for sale as of December 31, 1997 and 1996:

                                                                    Gross          Gross
                                                                  Unrealized     Unrealized
                                                    Cost            Gains         Losses        Fair Value
                                                  --------------------------------------------------------
                                                                            1997
                                                  --------------------------------------------------------
 Securities available for sale:
    Preferred and common stock                    $121,536          $4,339          $(187)        $125,688
    Corporate bonds and notes                      120,563             788             --          121,351
    Government securities                           20,429             161             --           20,590
                                                  --------------------------------------------------------
                                                  $262,528          $5,288          $(187)        $267,629
                                                  ========================================================


                                                  --------------------------------------------------------
                                                                            1996
                                                  --------------------------------------------------------
 Securities available for sale:
    Preferred and common stock                    $107,500          $4,775          $  --         $112,275
    Corporate bonds and notes                       57,615             261           (432)          57,444
    Government securities                           20,429             232             --           20,661
                                                  --------------------------------------------------------
                                                  $185,544          $5,268          $(432)        $190,380
                                                  ========================================================

At December 31, 1997, the Partnership did not have trading or held to maturity securities.

A summary of investment earnings included in nonoperating income (expense) in the accompanying Statements of Operations for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                   1997             1996            1995
                                                                  ----------------------------------------
 Realized gains on sale of securities available for sale          $2,396           $3,162        $  1,805
 Realized losses on sale of securities available for sale            (92)             (44)         (5,745)
                                                                  ----------------------------------------
                                                                  $2,304           $3,118         $(3,940)
                                                                  ========================================

YAGER/KUESTER PUBLIC FUND
   LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3.     SECURITIES AVAILABLE FOR SALE (CONTINUED)

The amortized cost and fair values of securities available for sale as of December 31, 1997 by contractual maturity are shown below. The "other securities" consists of equity securities. Equity securities have no maturity date.

                                               Amortized           Fair
                                                  Cost             Value
                                               --------------------------
 Due after one year through five years         $     --           $    --
 Due after five years through ten years          35,432            35,739
 Due thereafter                                 105,560           106,202
                                               --------------------------
                                                140,992           141,941
 Other securities                               121,536           125,688
                                               --------------------------
                                               $262,528          $267,629
                                               ==========================

Proceeds from sales of securities available for sale during the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                    1997        1996       1995
                                                                  -------------------------------
 Proceeds from sales of securities available for sale             $218,576    $86,920    $176,620
                                                                  ===============================

Dividend income included in nonoperating income (expense) in the accompanying Statements of Operations totaled $5,132, $6,980 and $7,778 for the years ended December 31, 1997, 1996 and 1995, respectively.

The changes in the net unrealized gain (loss) on securities available for sale during the years ended December 31, 1997 and 1996 were $265 and $(6,410), respectively, which have been included in the separate component of partners' equity.


Note 4.     PROPERTIES ON OPERATING LEASES AND LEASED PROPERTIES HELD FOR SALE

The Partnership leases office facilities under various lease agreements. The following schedule provides an analysis of the Partnership's investment in properties held for lease by major classes as of December 31, 1997 and 1996, respectively.

                                                  1997             1996
                                              ---------------------------
 Land                                         $1,168,953       $1,168,953
 Building                                      6,188,729        6,188,729
 Building improvements                         1,280,815        1,257,567
                                              ----------------------------
                                               8,638,497        8,615,249
 Less accumulated depreciation                 1,482,902        1,244,020
                                              ----------------------------
                                              $7,155,595       $7,371,229
                                              ============================

YAGER/KUESTER PUBLIC FUND
   LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.   PROPERTIES ON OPERATING LEASES AND PROPERTIES HELD FOR LEASE
          (CONTINUED)

The following is a schedule by years of all minimum future rentals on noncancelable operating leases as of December 31, 1997:

 Year Ending
 December 31,                                                          Amount
 ------------------------------------------------------------------------------
 1998                                                                $1,035,141
 1999                                                                   792,161
 2000                                                                   494,728
 2001                                                                   461,766
 2002                                                                   375,649
 Thereafter                                                                  --
                                                                     ----------
                                                                     $3,159,445
                                                                     ==========

The Partnership properties are currently contracted with a real estate broker. It is the intention of the General Partners to market and sell the properties. The sales proceeds will be used to return partners' equity.

The Partnership reached an agreement on March 26, 1998, for the sale of one of its rental properties. The agreement calls for a purchase price of $3,510,000 in cash. The Partnership anticipates a loss of approximately $120,500 when the sale is completed in fiscal 1998. The net cash proceeds from the sale, after related costs and debt payoff, are expected to approximate $530,500. The carrying value of the building was approximately $3,425,000 at December 31, 1997.

Note 5.     NOTE PAYABLE, BANK, LONG-TERM DEBT AND PLEDGED ASSETS

The Partnership has a $1,000,000 line-of-credit with an outstanding balance of $1,000,000 and $942,483 at December 31, 1997 and 1996, respectively. The line-of-credit allows borrowings and repayments to be made on a daily basis. Outstanding balances on the line-of-credit bear interest at a variable rate tied to the bank's prime rate (prime rate was 8.50% at December 31, 1997). The line-of-credit is unsecured and is payable on demand.

YAGER/KUESTER PUBLIC FUND
   LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5.     NOTE PAYABLE, BANK, LONG-TERM DEBT AND PLEDGED ASSETS (CONTINUED)

Long-term debt and pledged assets consists of the following at December 31, 1997 and 1996:

                                                                                       1997               1996
                                                                                    ------------------------------
 Note payable due in monthly installments of $14,976, including interest at
    10.5%, through June 1999, with $1,115,064 due in July
    1999, collateralized by mortgage on land and building                           $1,201,631         $1,252,267
 Note payable, interest only at the 3-month LIBOR plus 1.75%
    (7.52% at December 31, 1997), due monthly, through November 1998, balance due December 1998, collateralized by mortgage on
    land and building                                                                2,778,800          2,840,000
 Note payable to Internet Services Corporation, related through common ownership, due in five annual principal installments of
    $18,255, plus interest at the prime rate of NationsBank of
    North Carolina, N.A., plus 2%, unsecured, due January 1998                              --             36,510
                                                                                    -----------------------------
                                                                                     3,980,431          4,128,777
 Less current maturities                                                             2,834,990             68,868
                                                                                    -----------------------------
                                                                                    $1,145,441         $4,059,909
                                                                                    =============================

Future maturities of long-term debt at December 31, 1997 and 1996 are as follows:

 Year Ending
 December 31,                                        1997                   1996
 ---------------------------------------------------------------------------------
 1997                                            $       --             $   68,868
 1998                                             2,834,990              2,914,445
 1999                                             1,145,441              1,145,464
                                                 ---------------------------------
                                                 $3,980,431             $4,128,777
                                                 =================================

Interest expense to Internet Services Corporation, for the years ended December 31, 1997, 1996 and 1995 was $669, $3,834 and $5,476, respectively.


Note 6.     PRIORITY RETURN

The cumulative unpaid priority return to the limited partners is $2,166,833 and $1,924,049 at December 31, 1997 and 1996, respectively. There were no cash distributions to the limited partners for the priority return for the years ended December 31, 1997, 1996 and 1995. Based on the pending sale and current and projected real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce sufficient net sales proceeds to pay the priority return.


Note 7.     MANAGEMENT AND ADMINISTRATIVE EXPENSES
Management expenses paid to a General Partner and to Internet Services Corporation in connection with day-to-day operations of the Partnership amounted to $60,796, $53,845, and $50,981 for the years ended December 31, 1997, 1996 and
1995, respectively.

YAGER/KUESTER PUBLIC FUND
   LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 8.     MAJOR TENANTS

Rental income for the years ended December 31, 1997, 1996 and 1995, respectively, included approximate rentals from the following major tenants each of which accounted for 10% or more of the total rental income of the Partnership for those years:

                                        Approximate Amount of Rental Income
                                              Year Ended December 31,
                                   ----------------------------------------------
                                      1997              1996              1995
                                   ----------------------------------------------
 Tenant A                          $451,000           $455,000          $451,000
 Tenant B                           350,000            353,000           306,000
 Tenant C                           138,000            117,000           138,000

Accounts receivable from each of the major tenants identified above were as follows at December 31, 1997 and 1996, respectively:

                                                  December 31,
                                            ----------------------
                                             1997            1996
                                            ----------------------
 Tenant A                                   $38,196        $37,884
 Tenant B                                        --             --
 Tenant C                                        --             --


Note 9.     FUTURE REPORTING REQUIREMENTS

The FASB has issued SFAS No. 130, Reporting Comprehensive Income, which the Partnership has not been required to adopt as of December 31, 1997. The Statement, which is effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.


Note 10.    YEAR 2000

At the turn of the century, computer-based information systems will be faced with the problems potentially affecting hardware, software, networks, processing platforms, as well as customer and vendor interdependencies. The Partnership is in the process of assessing the effect of Year 2000 on its operating plans and systems. The Partnership is developing a plan for identifying, renovating, testing and implementing its systems for Year 2000 processing and internal control requirements. The cost for becoming Year 2000 compliant has not been determined, however, management feels it will not be material to the Partnership's financial statements.

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

     Faison S. Kuester, Jr., 52, graduated from the University of North Carolina at Chapel Hill with a Bachelor of Arts Degree in History in 1967. He is a resident of Charlotte, North Carolina. After three years service in the United States Army as a Lieutenant, Mr. Kuester joined Independence Development Corporation in 1972 serving as a director of leasing and management for a period of three years. In 1974, Mr. Kuester formed his own company, Kuester Realty and Management, in order to lease and manage commercial properties in Charlotte, North Carolina and surrounding communities. In addition to leasing and managing various commercial properties, Kuester Realty had developed two medical clinics in the Charlotte area. In 1980, Kuester Properties, Inc. ("KPI") was formed to specialize in on-site management of apartment communities in the southeastern United States. The following year Cauble and Kuester Company, Inc. was organized to lease and manage commercial properties in the metropolitan Atlanta area. This partnership brought together Cauble and Company, experienced mortgage lenders and leasing agents in the Atlanta market, and Kuester Realty and Management. Finally, in 1983, Kuester Development Corporation was formed to allow the Kuester companies to engage in selective real estate development projects in the southeastern United States.

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

     In October 1996, Mr. Kuester formed FSK Properties, LLC to provide management, leasing and brokerage services to his clients. FSK Properties, LLC serves as property manager of the Partnership property.

     Dexter R. Yager, Sr., 58, is the President and founder of D&B Yager Enterprises, Inc., Mr. Yager's Amway distributorship business. Through D&B Yager Enterprises, Inc., Mr. Yager has been an independent distributor for Amway Corporation for over 30 years during which time he has achieved the status of Crown Ambassador, which is the highest level attainable as an Amway distributor. The Amway Corporation is one of the largest manufacturers of home care products in the world. He is also a former member and past president of the Amway Distributor Association Board of Directors. Mr. Yager has many other family-owned businesses and is responsible for the development of several businesses, including the following: Yager Personal Development, Inc., which handles Mr. Yager's services as a speaker at Amway events, Yager Construction Company, Inc., which is a general building contractor; and Dexter and Birdie Yager Family Limited Partnership, which owns various real estate investments and manages real estate for the Yager family.

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

     Item 11. Executive Compensation. The Partnership does not employ any executive officers or directors and no compensation is paid to any person for performing services typically provided by such an officer or director. Dexter R. Yager, Sr. and Faison S. Kuester have policy making functions with regard to Partnership operations. See Item 10 for the relationship of such persons to the Partnership. See Item 13 for a description of payments made to FSK Properties, LLC for property management services and to Internet Services Corporation, Inc. for accounting and management services.

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

       Item 13. Certain Relationships and Related Transactions. During the fiscal year ended December 31, 1997, FSK Properties, LLC received management fees of $40,196 for management of the Partnership property. Internet Services Corporation, Inc. received $20,600 for providing accounting/management services. See Item 7 for a description of a loan to the Partnership by Internet Services Corporation, a corporation owned equally by three trusts, the beneficial interests of which inure to the benefit of three children of Dexter R. Yager, Sr., the sole General Partner of DRY Limited Partnership, which limited partnership is one of the two general partners of the Partnership. Janitorial services for the EastPark Executive Center are provided by Marquis Cleaning Services, which is operated and owned by Dexter R. Yager's nephew.

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

              (i)    Independent Auditor's Report
              (ii)   Balance Sheets as of December 31, 1997 and 1996
              (iii) Statements of Operations for years ended December 31, 1997, 1996 and 1995
              (iv) Statements of Partners' Equity for years ended December 31, 1997, 1996 and 1995
              (v) Statements of Cash Flows for years ended December 31, 1997, 1996 and 1995
              (vi)   Notes to Financial Statements

       (a)(2) All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

       (a)(3) Exhibits:

              (4) Instrument defining rights of securities holders set forth in the Limited Partnership Agreement which is contained in the Prospectus incorporated herein by reference.

              (10.1)* Limited Partnership Agreement

              (10.2)**Exclusive Leasing and Management Agreement dated October
                      1, 1994 (EastPark Executive Center).

              (10.3)**Exclusive Leasing and Management Agreement dated October
                      1, 1994 (BB&T Building).

              (10.4) Contract of Sale and Purchase by and between the Partnership and Highwoods/Forsyth Limited Partnership dated January 23, 1998, as amended by Amendment to Contract of Sale and Purchase dated March 9, 1998.

              (10.5) First Amendment to Lease and Sublease by and between the Partnership, BB&T, and BB&T Insurance Services dated March 18, 1998.

                  (23)      Consent of Independent Auditor

                  (27)      Financial Data Schedule (for SEC use only).

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

                              YAGER/KUESTER PUBLIC FUND
                              LIMITED PARTNERSHIP

                              By:    FSK Limited Partnership


March 30, 1998                       By: /s/ Faison S. Kuester, Jr.
                                        --------------------------------
                                             Faison S. Kuester, Jr.
                                             General Partner
                                             (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1998 by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


 /s/ Jerry R. Haynes                 /s/ Faison S. Kuester
------------------------------       -----------------------------------
                                     Faison S. Kuester, Jr., General
(Principal Accounting Officer)       Partner of FSK Limited Partnership,
                                     General Partner of the Partnership

Date  March 30, 1998                 Date March 30, 1998
     -------------------------            --------------------


                                     /s/ Dexter R. Yager, Sr.
                                     -----------------------------------
                                     Dexter R. Yager, Sr., General
                                     Partner of DRY Limited Partnership,
                                     General Partner of the Partnership

                                     Date  March 30, 1998
                                           --------------