Form 10-Q
period 1998-03-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1998-05-15
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to _______________________

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

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                                                             March 31,        December 31,
                                                               1998               1997
                                                            ----------         ----------
                                                            (Unaudited)          (Note)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                  $  107,518         $   92,544
 Accounts receivable, tenant                                    43,825             38,196
 Prepaid expenses                                               37,458              7,053
 Securities available for sale                                 186,788            267,629
                                                            ----------         ----------

        Total current assets                                   375,589            405,422
                                                            ----------         ----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   1998 $1,542,263; 1997 $1,482,902                          7,096,234          7,155,595
 Accrued rent receivable                                        24,996             29,683

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1998 $14,340; 1997 $12,190                                      660              2,810
 Deferred leasing commissions, net of accumulated
   amortization 1998 $49,460; 1997 $45,826                      56,234             40,092
                                                            ----------         ----------

                                                            $7,553,713         $7,633,602
                                                            ==========         ==========

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank                                         $1,000,000         $1,000,000
 Current maturities of long-term debt                        2,821,178          2,834,990
 Accounts payable                                               41,022             14,423
 Accrued expenses                                               69,838            137,552
 Deferred revenue                                               11,929               --
                                                            ----------         ----------

        Total current liabilities                            3,943,967          3,986,965
                                                            ----------         ----------

LONG-TERM DEBT, less current maturities                      1,130,451          1,145,441
                                                            ----------         ----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                                1,508              1,684
 Limited partners                                            2,476,939          2,494,411
 Unrealized gain on investment securities                          848              5,101
                                                            ----------         ----------

                                                             2,479,295          2,501,196
                                                            ----------         ----------

                                                            $7,553,713         $7,633,602
                                                            ==========         ==========


Note: The Condensed Balance Sheet at December 31, 1997 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Three Months Ended
                                                               March 31,
                                                       ----------------------------
                                                          1998               1997
                                                       ---------          ---------
                                                               (Unaudited)

Rental income                                          $ 296,660          $ 295,072

Operating expenses:
 Wages and contract labor                                  3,300              6,123
 Depreciation and amortization                            65,144             65,037
 Repairs and maintenance                                  47,890             36,522
 Management fees                                           8,634             11,208
 Utilities                                                35,901             38,425
 Professional fees                                        26,776             11,201
 Property taxes                                           22,881             22,095
 Miscellaneous                                             6,181              5,139
                                                       ---------          ---------

                                                         216,707            195,750
                                                       ---------          ---------

        Operating income                                  79,953             99,322
                                                       ---------          ---------

Nonoperating income (expense):
 Interest and dividend income                              5,083              5,148
 Interest expense                                       (104,039)          (105,268)
 Other                                                     1,355                826
                                                       ---------          ---------

                                                         (97,601)           (99,294)
                                                       ---------          ---------

        Net income                                     $ (17,648)         $      28
                                                       =========          =========

        Net income per limited
          partnership unit                             $   (2.77)         $    0.00
                                                       =========          =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                     Three Months Ended
                                                                          March 31,
                                                                 ----------------------------
                                                                   1998               1997
                                                                 ---------          ---------
                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $ (17,648)         $      28
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                    65,144             65,037
   Gain on sale of securities available for sale                    (1,355)              (826)
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and
      other receivables                                            (31,347)            50,984
   (Decrease) in accounts payable and accrued expenses             (29,186)          (169,393)
                                                                 ---------          ---------

        Net cash provided by operating activities                  (14,392)           (54,170)
                                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                             148,866             91,057
 Purchase of securities available for sale                         (70,921)           (25,000)
 Improvements in investment property                                  --                 --
 Disbursements for deferred leasing commissions                    (19,777)              --
                                                                 ---------          ---------

        Net cash provided (used) in investing activities            58,168             66,057

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                        (28,802)           (63,995)
 Proceeds from note payable                                           --               57,517
                                                                 ---------          ---------

        Net cash (used) provided in financing activities           (28,802)            (6,478)

        Net (decrease) in cash and cash equivalents                 14,974              5,409

Cash and cash equivalents:
 Beginning                                                          92,544            103,036
                                                                 ---------          ---------

 Ending                                                          $ 107,518          $ 108,445
                                                                 =========          =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.         Nature of Business:

           The Partnership was formed in July 1986 to acquire, operate, hold for investment and sell real estate. The Partnership currently owns the EastPark Executive Center in Charlotte, North Carolina. On April 24, 1998, the Partnership sold the BB&T building facilities (formerly the UCB building) in Greenville, South Carolina.

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

4.         Priority Return:

           At December 31, 1997, the cumulative unpaid priority return to the unit holders was $2,166,833 compared to $1,924,049 one year prior. This increase resulted from no distributions being made to partners during the year. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 1997 to March 31, 1998. Accounts receivable has increased since year end due to a total of $5,629 of uncollected common area maintenance ("CAM") charges. Prepaid expenses increased $30,405 from December 31,1997 to March 31, 1998. A total of $30,273 in prepaid expenses relates to costs associated with selling the BB&T Building. (See "Status of Sales Efforts" below.) The Partnership continues to accrue monthly for the 1998 real property taxes to be paid in January 1999; therefore accrued expenses will continue to increase each quarter of 1998.


Liquidity and Capital Resources

During the quarter ended March 31,1998, the Partnership continued to fund working capital requirements, and the working capital deficit was reduced by approximately $13,165 from December 31,1997. The $1,000,000 line of credit with First Union, which was due and payable on April 30,1998, has been renewed on similar terms for an additional fourteen months. The line of credit will be due and payable on June 30, 1999. No distributions were paid to the limited partners this quarter, resulting in an increase to their cumulative unpaid priority return. (See note 4 of the condensed consolidated financial statements.)


Results of Operations

Net income from operations for the three months ended March 31,1998 is down approximately $17,700 compared to the same period of the prior year. While common area maintenance ("CAM") charges increased this year by approximately $7,500 at the BB&T facility, a decrease in occupancy at the EastPark facility offset this increase. This resulted in rental income increasing only by approximately $1,500 for the first quarter as compared to the same period of the prior year. Operating expenses for the first quarter of 1998 are up by approximately $19,300. The largest increase in operating expense is professional fees totaling $15,574. Expenses relating to repairs and maintenance are also up $11,368 for the first quarter of 1998. Occupancy rate at the EastPark building is currently 81%.


Status of BB&T Building

On April 24,1998, the Partnership sold the BB&T Bank Building to Highwoods/Forsyth Limited Partnership for $3,471,000. This sale resulted in net proceeds of approximately $450,000, which the General Partners have invested in securities at the current time. The General Partners do not anticipate distributing any proceeds until after the sale of the EastPark facility. The General Partners are continuing their efforts to find a qualified buyer for the EastPark facility.

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
                                                  (Branch, Banking & Trust Building)

                      5***            10.3        Listing  Agreement of Property For Lease and/or Sale
                                                  (EastPark Executive Center)



                  (b) Reports on Form 8-K:

                           1. Sale of BB&T Building facility on April 24, 1998 (Incorporated by reference to report Form 8-K dated May 5, 1998).

--------------------------------------------------------------------------------

           * Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

          ** Incorporated by reference to Exhibit 3 and 4 of the Partnership's Form 10-K for the year ended December 31, 1995.

         *** Incorporated by reference to Exhibit 4 of the Partnership's Form 10-Q for the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        YAGER/KUESTER PUBLIC FUND
                                        LIMITED PARTNERSHIP
                                        (Registrant)

                                        By:  DRY Limited Partnership,
                                             General Partner of Registrant


Date     5/14/98                        By:  /s/ Dexter R. Yager, Sr.
      ---------------                        ---------------------------------
                                                 Dexter R. Yager, Sr.
                                                 General Partner

Date     5/14/98                        By:  /s/ Jerry R. Haynes
      ---------------                        ---------------------------------
                                                 Jerry R. Haynes
                                                 Chief Financial Officer