Form 10-Q
period 1998-06-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1998-08-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ____________________

                        Commission File Number: 0-18444

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       North Carolina                                      56-1560476
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

12201 Steele Creek Road       Charlotte,  North Carolina           28273
-------------------------------------------------------------------------------
(Address of principal executive office)                         (Zip code)

                                 (704) 588-4074
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements




                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                             June 30,           December 31,
                                                               1998                 1997
                                                            -----------          ----------
   ASSETS                                                   (Unaudited)            (Note)

CURRENT ASSETS
 Cash and cash equivalents                                  $    37,347          $   92,544
 Accounts receivable, tenant                                     38,196              38,196
 Prepaid expenses                                                 5,380               7,053
 Securities available for sale                                  176,562             267,629
                                                            -----------          ----------

        Total current assets                                    257,485             405,422
                                                            -----------          ----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   1998 $778,394;  1997 $1,482,902                            3,635,214           7,155,595
 Accrued rent receivable                                           --                29,683

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1998 $12,940; 1997 $12,190                                     2,060               2,810
 Deferred leasing commissions, net of accumulated
   amortization 1998 $21,897; 1997 $45,826                       22,928              40,092
                                                            -----------          ----------

                                                            $ 3,917,687          $7,633,602
                                                            ===========          ==========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank                                         $   500,000          $1,000,000
 Current maturities of long-term debt                           559,206           2,834,990
 Accounts payable                                                 7,211              14,423
 Accrued expenses                                                37,445             137,552
                                                            -----------          ----------

        Total current liabilities                             1,103,862           3,986,965
                                                            -----------          ----------

LONG-TERM DEBT, less current maturities                         615,064           1,145,441
                                                            -----------          ----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                                (1,279)              1,684
 Limited partners                                             2,201,032           2,494,411
 Unrealized gain on investment securities                          (992)              5,101
                                                            -----------          ----------

        Total partner's equity                                2,198,761           2,501,196
                                                            -----------          ----------

                                                            $ 3,917,687          $7,633,602
                                                            ===========          ==========


Note: The Condensed Balance Sheet at December 31, 1997 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                              June 30,
                                                   ----------------------------          ----------------------------
                                                      1998               1997               1998               1997
                                                   ---------          ---------          ---------          ---------
                                                            (Unaudited)                           (Unaudited)

Rental income                                      $ 137,115          $ 284,510          $ 433,775          $ 579,582

Operating expenses:
 Wages and contract labor                              2,100             14,530              5,400             20,653
 Depreciation and amortization                        77,773             65,223            141,143            130,260
 Repairs and maintenance                              31,896             44,347             79,786             80,869
 Management fees                                       5,168             11,355             13,802             22,563
 Utilities                                            30,168             35,872             66,069             74,297
 Professional fees                                    22,402              8,756             49,178             19,957
 Property taxes                                       12,226             22,095             35,107             44,190
 Miscellaneous                                         3,457              5,425              9,638             10,564
                                                   ---------          ---------          ---------          ---------

                                                     185,190            207,603            400,123            403,353
                                                   ---------          ---------          ---------          ---------

        Operating income                             (48,075)            76,907             33,652            176,229
                                                   ---------          ---------          ---------          ---------

Nonoperating income (expense):
 Interest and dividend income                          5,750              1,865             10,833              7,013
 Interest expense                                    (62,285)          (107,012)          (166,324)          (212,280)
 Other                                                  (145)                59              1,210                885
 Loss on sale of properties held for lease          (175,712)              --             (175,712)              --
                                                   ---------          ---------          ---------          ---------

                                                    (232,392)          (105,088)          (329,993)          (204,382)
                                                   ---------          ---------          ---------          ---------

        Net income                                 $(280,467)         $ (28,181)         $(296,341)         $ (28,153)
                                                   =========          =========          =========          =========

        Net income per limited
          partnership unit                         $  (44.03)         $   (4.42)         $  (46.52)         $   (4.42)
                                                   =========          =========          =========          =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                       Six Months Ended
                                                                            June 30,
                                                                 ------------------------------
                                                                     1998               1997
                                                                 -----------          ---------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  (296,341)         $ (28,153)
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                     141,143            130,260
   (Gain) on sale of securities available for sale                    (1,210)              (885)
   Loss on sale of properties held for lease                         175,712               --
 Change in assets and liabilities:
   (Increase) in prepaids, deferrals and                              31,356             68,879
      other receivables
  (Decrease) in accounts payable and accrued expenses               (107,319)          (153,692)
                                                                 -----------          ---------

        Net cash (used) provided by operating activities             (56,659)            16,409
                                                                 -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                               404,092            116,119
 Purchase of securities available for sale                          (317,906)          (116,346)
 Proceeds from sale of properties held for lease                   3,241,214               --
 Improvements in investment property                                    --               (4,613)
 Disbursements for deferred leasing commissions                      (19,777)            (4,007)
                                                                 -----------          ---------

        Net cash provided (used) in investing activities           3,307,623             (8,847)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                       (3,306,161)           (91,779)
 Proceeds from note payable                                             --               57,517
                                                                 -----------          ---------

        Net cash (used) in financing activities                   (3,306,161)           (34,262)

        Net (decrease) in cash and cash equivalents                  (55,197)           (26,700)

Cash and cash equivalents:
 Beginning                                                            92,544            103,036
                                                                 -----------          ---------

 Ending                                                          $    37,347          $  76,336
                                                                 ===========          =========


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

4.     Priority Return:

       At December 31, 1997, the cumulative unpaid priority return to the unit holders was $2,166,833 compared to $1,924,049 one year prior. This increase resulted from no distributions being made to partners during the year. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the remaining Partnership property would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Changes in Financial Condition

As a result of the sale of the BB&T building (See "Results of Operations" below), properties held for lease as well as long-term debt has decreased since year end. The Partnership continues to accrue monthly for the 1998 real property taxes to be paid in January 1999; therefore accrued expenses will continue to increase each quarter of 1998.


Liquidity and Capital Resources

During the quarter ended June 30,1998, the Partnership continued to fund working capital requirements, and the working capital deficit was reduced by approximately $2,735,165 from December 31,1997. This reduction in the working capital deficit is mainly attributable to the use of the proceeds from the sale of the BB&T Building to payoff the First Union note on this property as well as to pay down $500,000 on the First Union line of credit for the upfit of the EastPark facility. This line of credit will be due and payable on June 30, 1999. No distributions were paid to the limited partners this quarter, resulting in an increase to their cumulative unpaid priority return. (See note 4 of the condensed consolidated financial statements.)


Results of Operations

Net income from operations for the three months ended June 30,1998 is down approximately $253,000 compared to the same period of the prior year. Rental revenue is also down $147,000 for the second quarter. The sale of the BB&T building at a loss of $175,712 on April 24, 1998 is the main factor for both of these decreases. Operating expenses for the second quarter of 1998 are down by approximately $22,000. Although there is an increase in professional fees of approximately $14,000, most all other expenses are down for the second quarter of 1998, all of which relate to the disposition of the BB&T building. Total interest expense for the second quarter has decreased $44,728 compared to the same period of 1997. The occupancy rate at the EastPark facility is currently 80.2%.


Status of East Park Facility

The General Partners are continuing to focus on selling the EastPark facility and continue to have it listed with a Charlotte-based real estate broker. The General Partners are also working on increasing the occupancy at EastPark. The General Partners believe that the higher occupancy would support a higher asking price for the EastPark facility.

PART II.   OTHER INFORMATION

         Item 1. Legal Proceedings

                  The Partnership is not engaged in any legal proceedings of a material nature at the present time.

         Item 6. Exhibit Index

                  (a) Exhibits:

                Designation
                Number Under
   Exhibit      Item 601 of
   Number      Regulation S-K     Exhibit Description                                    Page Number
   ------      --------------     -------------------                                    -----------
      1*             4            Instrument defining rights of security holders -
                                  set forth in the Limited Partnership Agreement

      2*             10           Limited Partnership Agreement

      3**            10.1         Exclusive Leasing and Management Agreement dated
                                  October 1, 1994
                                  (EastPark Executive Center)

      4***           10.2         Listing  Agreement of Property For Lease and/or Sale
                                  (EastPark Executive Center)



                  (b) Reports on Form 8-K:

                           No reports on Form 8-K have been filed during the three months ended June 30, 1998.



--------------------------------------------------------------------------------

           * Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

          ** Incorporated by reference to Exhibit 3 of the Partnership's Form 10-K for the year ended December 31, 1995.

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

                                        YAGER/KUESTER PUBLIC FUND
                                        LIMITED PARTNERSHIP
                                        (Registrant)

                                        By:  DRY Limited Partnership,
                                             General Partner of Registrant


Date     8/14/98                        By:  /s/ Dexter R. Yager, Sr.
      -------------------                    --------------------------------
                                                 Dexter R. Yager, Sr.
                                                 General Partner

Date     8/14/98                        By:  /s/ Jerry R. Haynes
      -------------------                    --------------------------------
                                                 Jerry R. Haynes
                                                 Chief Financial Officer