Form 10-Q
period 1998-09-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1998-11-16
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________________ to ______________________

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

1300 Altura Road       Fort Mill,  South Carolina     29715-9201
--------------------------------------------------------------------------------
(Address of principal executive office)               (Zip code)

                                 (803) 547-9100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         (Former Address: 12201 Steele Creek Road, Charlotte, NC 28273)

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

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements




                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                           September 30,        December 31,
                                                                1998                1997
                                                            -----------          ----------
                                                            (Unaudited)             (Note)
                                     ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                  $    74,817          $   92,544
 Accounts receivable, tenant                                     38,325              38,196
 Prepaid expenses                                                 4,483               7,053
 Securities available for sale                                  130,500             267,629
                                                            -----------          ----------

        Total current assets                                    248,125             405,422
                                                            -----------          ----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   1998 $815,582;  1997 $1,482,902                            3,600,686           7,155,595
 Accrued rent receivable                                           --                29,683

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1998 $13,315; 1997 $12,190                                     1,685               2,810
 Deferred leasing commissions, net of accumulated
   amortization 1998 $23,749; 1997 $45,826                       21,734              40,092
                                                            -----------          ----------

                                                            $ 3,872,230          $7,633,602
                                                            ===========          ==========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank                                         $   500,000          $1,000,000
 Current maturities of long-term debt                         1,160,043           2,834,990
 Accounts payable                                                 3,144              14,423
 Accrued expenses                                                47,777             137,552
                                                            -----------          ----------

        Total current liabilities                             1,710,964           3,986,965
                                                            -----------          ----------

LONG-TERM DEBT, less current maturities                               0           1,145,441
                                                            -----------          ----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                                (1,602)              1,684
 Limited partners                                             2,169,088           2,494,411
 Unrealized gain on investment securities                        (6,220)              5,101
                                                            -----------          ----------

        Total partner's equity                                2,161,266           2,501,196
                                                            -----------          ----------

                                                            $ 3,872,230          $7,633,602
                                                            ===========          ==========


Note: The Condensed Balance Sheet at December 31, 1997 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                                       Three Months Ended                     Nine Months Ended
                                                           September 30,                        September 30,
                                                   ----------------------------          ----------------------------
                                                      1998               1997               1998               1997
                                                   ---------          ---------          ---------          ---------
                                                           (Unaudited)                           (Unaudited)

Rental income                                      $ 125,755          $ 288,726          $ 559,530          $ 868,308

Operating expenses:
 Wages and contract labor                              1,575              3,300              6,975             23,953
 Depreciation and amortization                        39,416             65,145            180,559            195,405
 Repairs and maintenance                              27,733             44,069            107,519            124,938
 Management fees                                       3,769              8,760             17,571             31,323
 Utilities                                            25,030             46,433             91,099            120,730
 Professional fees                                    10,363             11,990             59,541             31,947
 Property taxes                                        9,318             22,095             44,425             66,285
 Miscellaneous                                           969              3,648             10,607             14,212
                                                   ---------          ---------          ---------          ---------

                                                     118,173            205,440            518,296            608,793
                                                   ---------          ---------          ---------          ---------

        Operating income                               7,582             83,286             41,234            259,515
                                                   ---------          ---------          ---------          ---------

Nonoperating income (expense):
 Interest and dividend income                          2,985              5,439             13,818             12,452
 Interest expense                                    (41,555)          (107,477)          (207,879)          (319,757)
 Other                                                (1,012)               502                198              1,387
 Loss on sale of properties held for lease              (268)              --             (175,980)              --
                                                   ---------          ---------          ---------          ---------

                                                     (39,850)          (101,536)          (369,843)          (305,918)
                                                   ---------          ---------          ---------          ---------

        Net income                                 $ (32,268)         $ (18,250)         $(328,609)         $ (46,403)
                                                   =========          =========          =========          =========

        Net income per limited
          partnership unit                         $   (5.07)         $   (2.87)         $  (51.59)         $   (7.28)
                                                   =========          =========          =========          =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                       Nine Months Ended
                                                                         September 30,
                                                                 ------------------------------
                                                                     1998               1997
                                                                 -----------          ---------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $  (328,609)         $ (46,403)
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                     180,559            195,405
   (Gain) on sale of securities available for sale                      (198)            (1,387)
   Loss on sale of properties held for lease                         175,980               --
 Change in assets and liabilities:
  Decrease in prepaids, deferrals and                                 32,124             55,166
      other receivables
  (Decrease) in accounts payable and accrued expenses               (101,054)           (94,224)
                                                                 -----------          ---------

        Net cash (used) provided by operating activities             (41,198)           108,557
                                                                 -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                               461,782            170,881
 Purchase of securities available for sale                          (335,776)          (209,408)
 Proceeds from sale of properties held for lease                   3,240,946               --
 Improvements in investment property                                  (2,659)           (21,497)
 Disbursements for deferred leasing commissions                      (20,434)            (4,007)
                                                                 -----------          ---------

        Net cash provided (used) in investing activities           3,343,859            (64,031)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                       (3,320,388)          (119,893)
 Proceeds from note payable                                             --               57,517
                                                                 -----------          ---------

        Net cash (used) in financing activities                   (3,320,388)           (62,376)

        Net (decrease) in cash and cash equivalents                  (17,727)           (17,850)

Cash and cash equivalents:
 Beginning                                                            92,544            103,036
                                                                 -----------          ---------

 Ending                                                          $    74,817          $  85,186
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

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Changes in Financial Condition

As a result of the sale of the BB&T building (See "Results of Operations" below), properties held for lease as well as total long-term debt has decreased since year end. The long-term portion of the debt has been reclassified to current maturities, as this loan on the EastPark facility matures on June 30, 1999 (See "Liquidity and Capital Resources" below). The Partnership continues to accrue monthly for the 1998 real property taxes to be paid in January 1999; therefore accrued expenses will continue to increase each quarter of 1998.


Liquidity and Capital Resources

During the quarter ended September 30,1998, the Partnership continued to fund working capital requirements, and the working capital deficit was reduced by $2,118,704 from December 31,1997. This reduction in the working capital deficit is mainly attributable to the use of the proceeds from the sale of the BB&T Building to payoff the First Union note on this property as well as to pay down $500,000 on the First Union line of credit for the upfit of the EastPark facility. The two loans on the EastPark facility mature on June 30, 1999. The General Partners are not considering refinance options at this time, in the anticipation of a sale before the maturity date. The General Partners believe that refinancing on acceptable terms could be obtained if the EastPark Facility was not sold before the maturity dates. No distributions were paid to the limited partners this quarter, resulting in an increase to their cumulative unpaid priority return. (See note 4 of the condensed consolidated financial statements.)


Results of Operations

Net income from operations for the nine months ended September 30, 1998 is down approximately $282,000 compared to the same period of the prior year. The main factor for this decrease is the $175,000 loss on the sale of the BB&T building in April. Net income form operations for the third quarter is down as compared to the same period of the prior year by approximately $14,000. Rental revenue is down $163,000 for the third quarter and operating expenses for the third quarter of 1998 are down by approximately $88,000, all of which relate to the disposition of the BB&T building. The occupancy rate at the EastPark facility is currently 80.2%. A lease signed in the third quarter for approximately 3,800 square feet will bring the occupancy to 90%. This three-year lease will commence in January 1999, with an initial rental per square foot of $13.80 escalating to $14.64 in year three. As a condition of the lease, approximately $40,000 in upfit costs will be incurred.


Status of East Park Facility

The General Partners are continuing to focus on selling the EastPark facility and continue to have it listed with a Charlotte-based real estate broker. The General Partners are also working on increasing the occupancy at EastPark (See "Results of Operations" above). The General Partners believe that the higher occupancy would support a higher asking price for the EastPark facility.

Risks Associated with Year 2000

The Partnership, in its day to day operations, relies upon various computer software and hardware that may be adversely affected by the change in the millennium, from 1999 to 2000. In general, information systems experts have predicted that a wide variety of problems, from systems failures to data entry and transfer errors, will result from the turn of the century. Repeated systems failures, data entry and transfer errors and similar computer problems would result in a material adverse effect on the Partnership and its operations. However, the Partnership has examined its computer hardware and software and, based on such examination, does not reasonably anticipate any significant internal problems as a result of the change in millennium. The Partnership may, however, be materially and adversely affected by external systems problems, problems over which the Partnership has minimal control.



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


           (b) Reports on Form 8-K:

                      No reports on Form 8-K have been filed during the three months ended September 30, 1998.

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

                                   YAGER/KUESTER PUBLIC FUND
                                   LIMITED PARTNERSHIP
                                   (Registrant)

                                   By: DRY Limited Partnership,
                                       General Partner of Registrant


Date     11/13/98                  By: /s/ Dexter R. Yager, Sr.
                                       ---------------------------------
                                           Dexter R. Yager, Sr.
                                           General Partner

Date      11/13/98                 By: /s/ Jerry R. Haynes
                                       ---------------------------------
                                           Jerry R. Haynes
                                           Chief Financial Officer