Form 10-K405
period 1998-12-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1999-03-31
CIK 797397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission file number    0-8444
                         -----------

Yager/Kuester Public Fund Limited Partnership
------------------------------------------------------
(Exact name of registrant as specified in its charter)

       North Carolina                                    56-1560476
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1300 Altura Road, P.O. Box 1329
Fort Mill, South Carolina                                   29715
-----------------------------                             ----------
(Address of principal offices)                            (Zip Code)

Registrant's telephone number, including area code:    (803) 547-9100
                                                     ------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
         Title of Each Class                         Which Registered
         -------------------                    ------------------------
                None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units
-------------------------
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

    The sole business of the Partnership currently is the operation of the EastPark Executive Center located in Charlotte, North Carolina ("EastPark"). This commercial office building was purchased with the proceeds of the public offering and loan funds (described below). The Partnership previously owned a second office building that was sold on April 24, 1998. (See Item 2 below for a description of the properties.) The lease terms with the major tenants at EastPark are summarized below.

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

    Item 2. Properties. On June 23, 1989, the Partnership purchased the EastPark Executive Center, an office complex comprised of two buildings located in Charlotte, North Carolina with net leasable area of 45,300 square feet, for a purchase price of $3,155,138 of which $1,500,000 was provided by a first mortgage loan bearing interest at 10.5% per annum and having a term of 10 years. The lender, United of Omaha Life Insurance Company ("United Omaha"), is not affiliated with the Partnership. In 1998, the Partnership recorded a loss of $1,392,468 to reflect the $2,365,800 estimated sales value of the EastPark facility, net of related costs to sell.

    On November 30, 1989, the Partnership acquired the BB&T Bank Building (formerly the UCB Building), a three-story office building in Greenville, South Carolina with net leasable area of 39,138 square feet, for a purchase price of $4,202,544 of which $3,110,000 was provided by a first mortgage loan from United Omaha. This mortgage loan became due on December 1, 1996 and was refinanced with First Union. On April 24, 1998 this property was sold for $3,471,000, resulting in a loss to the Partnership of $206,428. (See Item 7 below, "Liquidity and Capital Resources" for use of proceeds from this sale).

    In connection with the office building purchases, $26,312 of acquisition costs were capitalized.

    No further purchases of real property are projected and no funds are available for that purpose. (See Item 7 below, "Status of EastPark Facility" for recent developments regarding the properties.)

    Item 3. Legal Proceedings. The Partnership is not involved in any legal proceedings and was not so involved during the year ended December 31, 1998.

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

    Item 6. Selected Financial Data.

                                                                      At or For
                                                              Year Ended December 31,
                                                              -----------------------
                                 1998              1997            1996             1995            1994
                                 ----              ----            ----             ----            ----
Summary of Operations
   Rental income             $   685,156       $ 1,158,468       $1,150,758      $1,172,935      $1,114,741
   Net income (loss)          (1,588,616)          (51,497)          40,561          29,787          17,865
   Net income (loss)
     per limited
     partnership unit            (246.90)            (8.00)            6.30            4.63            2.77
Summary of Financial
Position:
   Total assets              $ 2,570,012       $ 7,633,602       $7,864,107      $7,214,881      $6,951,442
   Long-term debt, less
     current maturities             --           1,145,441        4,059,909       1,288,754       4,220,469
   Distribution per
     limited partner-
     ship unit                      --                --               --              --              --
   Number of limited
     partnership units             6,370             6,370            6,370           6,370           6,370

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Liquidity and Capital Resources

    During the year ended December 31, 1998, the Partnership continued to fund working capital requirements. The working capital deficiency decreased from ($3,581,543) at December 31, 1997 to ($1,465,522) at December 31, 1998. The
reduction in the working capital deficit is mainly attributable to the use of the proceeds from the sale of the BB&T Building to payoff the First Union note on this property as well as to pay down $500,000 on the First Union line of credit for the upfit of the EastPark facility. The loans on the EastPark facility with First Union and United of Omaha mature on June 30, 1999 and July 1, 1999, respectively. The General Partners have received a verbal commitment from First Union to refinance both of these loans if a sale does not occur before maturity.

    The cumulative unpaid priority return to the unit holders increased from $2,166,833 at December 31, 1997 to $2,409,617 at December 31, 1998. This
increase resulted from no distributions being made to partners during the year and the pro rata share due partners pursuant to the Limited Partnership Agreement. Based on current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay the priority return.

    During the year ended December 31, 1998, the Partnership had net (loss) of ($1,588,616) compared to the net (loss) of ($51,497) in 1997 and net income of $40,561 in 1996. Rental income, operating expenses, and interest expense for the years ended December 31, 1998 and 1997 resulted exclusively from the operations of the Partnership's commercial real estate properties. The EastPark Executive Center buildings, purchased June 23, 1989, were 99% leased at December 31, 1997. At December 31, 1998 the buildings were 91% leased but only 81% occupied. A three-year lease was signed in the third quarter of 1998 for 4,046 square feet to commence on February 1, 1999. The terms of this lease call for an initial rental per square foot of $13.80 escalating to $14.64 in year three. As a condition of this lease, approximately $40,000 in upfit costs were incurred.

    See Item 13 (Certain Relationships and Related Transactions) for a discussion regarding leasing commissions, management fees and repair service fees paid to FSK Properties, LLC, a General Partner of the Partnership, as well as administrative reimbursements paid to Internet Services Corporation.

    In the event that funds derived from operations are insufficient to meet the Partnership's working capital needs, the General Partners have agreed to fund the shortfall.

    Risks Associated with Year 2000

    The Partnership, in its day to day operations, relies upon various computer software and hardware that may be adversely affected by the change in the millennium, from 1999 to 2000. In general, information system experts have predicted that a wide variety of problems, from systems failures to data entry and transfer errors, will result from the turn of the century. Repeated systems failures, data entry and transfer errors and similar computer problems would result in a material adverse effect on the Partnership and its operations. However, the Partnership has examined its commuter software and hardware and, based on such examination, does not reasonably anticipate any significant internal problems as a result of the change in the millennium. The Partnership may, however, be materially and adversely affected by external systems problems, problems over which the Partnership has minimal control.

    Forward-Looking Statements

    This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Partnership. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements.


    Results of Operations

    Comparison of 1998 results with 1997.

    Operating results decreased from an operating income of $355,399 during the year ended December 31, 1997 to an operating loss of ($1,150,221) for the comparable year 1998. The recording of an allowance for impairment of value for the EastPark facility in the amount of $1,392,468 is the main cause for the decrease in operating income. The second factor contributing to the decrease in operating income is the disposition of the BB&T building in April. Rental income from the BB&T building was down approximately 68% from the comparable year 1997. A decrease in occupancy at the EastPark facility resulted in a 15% decline of rental income as compared to the prior year. Operating expenses, not inclusive of the impairment of rental property, were lower overall in 1998 by approximately $360,000 or 45%. This decrease mainly attributed to the disposition of the BB&T building. Depreciation and amortization expense were not recorded on the EastPark facility in 1998 after the recording of the impairment. This factor also contributed to the decrease in operating expenses.

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

Status of EastPark Facility

The General Partners are continuing to focus on selling the EastPark facility and continue to have it listed with a commercial real estate broker. The General Partners are also working on increasing the occupancy at EastPark. The General Partners believe that the higher occupancy would support a higher asking price for the EastPark facility. In the first quarter of 1999, the General Partners did receive a Letter of Intent from a real estate investment entity for a sales price of $2,025,000, which was declined. The General Partners believe that the offer was below the fair market value of the facility.


    Item 8. Financial Statements and Supplementary Data. The financial statements are attached hereto.

                      [MCGLADREY & PULLEN, LLP LETTERHEAD]

                       INDEPENDENT AUDITOR'S REPORT

To the Partners
Yager/Kuester Public Fund
  Limited Partnership
Fort Mill, South Carolina

We have audited the accompanying balance sheets of Yager/Kuester Public Fund Limited Partnership as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yager/Kuester Public Fund Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Charlotte, North Carolina                        /S/ MCGLADREY & PULLEN, LLP
February 8, 1999

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

BALANCE SHEETS
December 31, 1998 and 1997

ASSETS                                                                   1998                  1997
-----------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents (Note 2)                                 $    45,738           $   92,544
  Accounts receivable, tenants (Note 8)                                   39,695               38,196
  Prepaid expenses                                                             -                7,053
  Securities available for sale (Note 3)                                 118,779              267,629
                                                                     --------------------------------
          Total current assets                                           204,212              405,422
                                                                     --------------------------------
Investments and Noncurrent Receivables
  Properties on operating leases and leased properties held
    for sale, net (Notes 4 and 5)                                      2,333,320            7,155,595
  Accrued rent receivable                                                      -               29,683
                                                                     --------------------------------
                                                                       2,333,320            7,185,278
                                                                     --------------------------------
Other Assets
  Deferred charges, net of accumulated amortization
    1998 $12,190; 1997 $12,190                                             2,810                2,810
  Deferred leasing commissions, net of accumulated
    amortization 1998 $19,265; 1997 $45,826                               29,670               40,092
                                                                     --------------------------------
                                                                          32,480               42,902
                                                                     --------------------------------
                                                                     $ 2,570,012           $7,633,602
                                                                     ================================

LIABILITIES AND PARTNERS' EQUITY
-----------------------------------------------------------------------------------------------------
Current Liabilities
  Note payable, bank (Note 5)                                        $   500,000           $1,000,000
  Current maturities of long-term debt (Note 5)                        1,145,441            2,834,990
  Accounts payable                                                         5,997               14,423
  Accrued expenses                                                        18,296              137,552
                                                                     --------------------------------
          Total current liabilities                                    1,669,734            3,986,965
                                                                     --------------------------------
Long-Term Debt, less current maturities (Note 5)                               -            1,145,441
                                                                     --------------------------------
Commitment and Contingency (Notes 4 and 6)
Partners' Equity
  General partners                                                       (14,202)               1,684
  Limited partners (Note 6)                                              921,681            2,494,411
  Other comprehensive income, unrealized gain (loss) on
    investment securities (Note 3)                                        (7,201)               5,101
                                                                     --------------------------------
                                                                         900,278            2,501,196
                                                                     --------------------------------
                                                                     $ 2,570,012           $7,633,602
                                                                     ================================

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
Years Ended December 31, 1998, 1997 and 1996

                                                              1998                  1997                  1996
-----------------------------------------------------------------------------------------------------------------
Rental income (Notes 4 and 8)                             $   685,156           $ 1,158,468           $ 1,150,758
                                                          -------------------------------------------------------
Operating expenses:
  Contract labor                                               13,725                27,733                18,028
  Depreciation and amortization                                34,399               261,240               204,261
  Repairs and maintenance                                     135,148               165,877               146,900
  Management fees (Note 7)                                     54,465                60,796                53,845
  Utilities                                                   109,586               155,487               147,098
  Professional fees                                            29,678                20,723                24,281
  Property taxes                                               52,449                89,386                88,857
  Loss on impairment of rental property (Note 4)            1,392,468                     -                     -
  Miscellaneous                                                13,459                21,827                18,211
                                                          -------------------------------------------------------
                                                            1,835,377               803,069               701,481
                                                          -------------------------------------------------------
          Operating income                                 (1,150,221)              355,399               449,277
                                                          -------------------------------------------------------
Nonoperating income (expense):
  Interest income                                               6,409                 7,512                   651
  Interest expense                                           (248,057)             (426,557)             (425,669)
  Loss on sale of property (Note 4)                          (206,428)                    -                     -
  Other                                                         9,681                12,149                16,302
                                                          -------------------------------------------------------
                                                             (438,395)             (406,896)             (408,716)
                                                          -------------------------------------------------------
          Net income (loss)                                (1,588,616)              (51,497)               40,561

Deduct net income (loss) applicable to limited
  partners (per limited partner unit)
  1998 $(246.90); 1997 $(8.00); 1996 $6.30                 (1,572,730)              (50,982)               40,157
                                                          -------------------------------------------------------
          Net income (loss) applicable to
          general partners (per general
          partner unit) 1998 $(2.49);
          1997 $(.08); 1996 $.06                          $   (15,886)          $      (515)          $       404
                                                          ========================================================
See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' EQUITY
Years Ended December 31, 1998, 1997 and 1996

                                                                                Comprehensive         General
                                                             Total                 Income             Partners
--------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                               $ 2,518,277                                 $  1,795
Comprehensive income
  Net income                                                  40,561           $    40,561                404
  Other comprehensive income, net of tax:
    Unrealized loss on securities available for
    sale, net of reclassification entry below                 (6,410)               (6,410)
                                                                               -----------
Comprehensive income                                                           $    34,151
                                                         ----------------------===========-------------------
Balance, December 31, 1996                                 2,552,428                                    2,199
Comprehensive income
  Net loss                                                   (51,497)          $   (51,497)              (515)
  Other comprehensive income, net of tax:
    Unrealized gain on securities available for
    sale, net of reclassification entry below                    265                   265
                                                                               -----------
Comprehensive income                                                           $   (51,232)
                                                         ----------------------===========-------------------
Balance, December 31, 1997                                 2,501,196                                    1,684
Comprehensive income
  Net loss                                                (1,588,616)          $(1,588,616)           (15,886)
  Other comprehensive income, net of tax:
    Unrealized gain on securities available for
    sale, net of reclassification entry below                (12,302)              (12,302)
                                                                               -----------
Comprehensive income                                                           $(1,600,918)
                                                         ----------------------===========-------------------
Balance, December 31, 1998                               $   900,278                                 $(14,202)
                                                         ===========                                 ========

Reclassification adjustment                                   1998                1997                  1996
                                                         -----------------------------------------------------
  Unrealized holding gain (loss) arising during          $   (12,249)          $     2,569           $ (3,292)
  Less reclassification adjustment for (loss)
    included in net income (loss)                                (53)               (2,304)            (3,118)
                                                         -----------------------------------------------------
  Net unrealized gain (loss) on investment               $   (12,302)          $       265           $ (6,410)
                                                         =====================================================

See Notes to Financial Statements.

                     Accumulated
                        Other
  Limited           Comprehensive
  Partners             Income
---------------------------------
$ 2,505,236           $ 11,246

     40,157

                        (6,410)
------------------------------
  2,545,393              4,836

    (50,982)

                           265
------------------------------
  2,494,411              5,101

 (1,572,730)

                       (12,302)
------------------------------
$   921,681           $ (7,201)
==============================

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998, 1997 and 1996

                                                              1998                 1997                   1996
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income (loss)                                       $(1,588,616)          $   (51,497)          $    40,561
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                               31,101               238,882               184,825
    Amortization                                                3,298                22,358                19,436
    Net realized (gains) on sale of securities
      available for sale                                          (53)               (2,304)               (3,118)
    Loss on sale of property                                  206,428                     -                     -
    Loss on impairment of rental property                   1,392,468                     -                     -
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, tenant and accrued
           rent receivable                                     28,184                68,130               (41,161)
        Prepaid expenses                                        7,053                (4,853)               (1,100)
      Decrease in accounts payable and accrued
        expenses                                             (127,681)              (88,444)              (15,933)
                                                          -------------------------------------------------------
         Net cash provided by (used in)
         operating activities                                 (47,818)              182,272               183,510
                                                          -------------------------------------------------------
Cash Flows From Investing Activities
  Purchase of securities available for sale                  (381,027)             (293,255)             (145,542)
  Proceeds from sale of securities available for sale         517,628               218,576                86,920
  Purchase of investment property                             (17,659)              (23,248)             (781,295)
  Proceeds from sale of investment property                 3,240,946                     -                     -
  Disbursements for deferred leasing commissions              (23,886)               (4,008)               (4,395)
  Disbursements for deferred charges                                -                     -                (7,100)
                                                          -------------------------------------------------------
         Net cash provided by (used in)
         investing activities                               3,336,002              (101,935)             (851,412)
                                                          -------------------------------------------------------
Cash Flows from Financing Activities
  Proceeds from long-term borrowings                                -                     -             2,840,000
  Principal payments on long-term borrowings
    and notes payable                                      (3,334,990)             (148,346)           (2,931,692)
  Proceeds from note payable, net                                   -                57,517               722,700
                                                          -------------------------------------------------------
         Net cash provided by (used in)
         financing activities                              (3,334,990)              (90,829)              631,008
                                                          -------------------------------------------------------
         Net (decrease) in cash and cash
         equivalents                                          (46,806)              (10,492)              (36,894)
Cash and cash equivalents:
  Beginning                                                    92,544               103,036               139,930
                                                          -------------------------------------------------------
  Ending                                                  $    45,738           $    92,544           $   103,036
                                                          =======================================================

                                    (Continued)

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended December 31, 1998, 1997 and 1996

                                                              1998                  1997                  1996
-----------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
  Cash payment for interest, net of interest
    capitalized                                           $   270,567           $   432,193           $   424,000

Supplemental Disclosures of Noncash Transactions:
  Net unrealized gain (loss) on securities available
    for sale                                              $   (12,302)          $       265           $    (6,410)

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Organization, Partnership Agreement and Significant Accounting Policies

Nature of business and organization: The Partnership is a North Carolina limited partnership formed in July 1986. The purpose of the Partnership is to acquire, operate, hold for investment and sell commercial rental property. The Partnership sold the property located in Greenville, South Carolina during the year and held property located in Charlotte, North Carolina at December 31, 1998.

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

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Organization, Partnership Agreement and Significant Accounting Policies (Continued)

Investment in securities available for sale: Financial Accounting Standards Board Statement No. 115 requires that management determine the appropriate classification of securities at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Since the Partnership neither buys securities in anticipation of short-term fluctuations in market prices nor can commit to holding debt securities to their maturities, the investment in debt and marketable equity securities have been classified as available for sale in accordance with Statement No. 115. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses are reported as a separate component of partners' equity. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

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

Disclosures about the fair value of financial instruments: Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. At December 31, 1998 and 1997 the carrying values of the Partnership's financial instruments, including accounts receivable which are due on demand and the mortgage payable which bears interest at market rates, approximate their fair values.

Partnership equity: Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. The Statement specifies the computation, presentation, and disclosure requirements for earnings per share. Management believes that statement No. 128 is analogous to limited partnership units and accordingly, additional disclosures for partnership units are presented in the accompanying financial statements.

Income taxes: Under current income tax laws, income or loss of the Partnership is included in the income tax returns of the partners. Accordingly, the Partnership will make no provision for federal or state income taxes.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 2.  Working Capital Reserve

Per the Partnership Agreement, a minimum cash and cash equivalents reserve of $94,500 must be maintained to fund any expenditures that the cash flow generated from properties on operating leases is insufficient to meet. The Partnership did not meet the minimum requirement by $48,762 and $1,956 at December 31, 1998 and December 31, 1997, respectively.

Securities available for sale may be sold in order to fund future operating cash flow expenditures.

Note 3.  Securities Available for Sale

The following is a summary of the Partnership's securities available for sale as of December 31, 1998 and 1997:

                                                          Gross               Gross
                                                        Unrealized         Unrealized
                                          Cost             Gains              Losses          Fair Value
                                       -----------------------------------------------------------------
                                                                    1998
                                       -----------------------------------------------------------------
Securities available for sale:
  Mutual funds                          $ 45,980          $     -           $  (1,477)          $ 44,503
  Other equity investments                80,000                -              (5,724)            74,276
                                       -----------------------------------------------------------------
                                        $125,980          $     -           $  (7,201)          $118,779
                                       =================================================================

                                       -----------------------------------------------------------------
                                                                    1997
                                       -----------------------------------------------------------------
Securities available for sale:
  Preferred and common stock            $121,536          $ 4,339           $    (187)          $125,688
  Corporate bonds and notes              120,563              788                   -            121,351
  Government securities                   20,429              161                   -             20,590
                                       -----------------------------------------------------------------
                                        $262,528          $ 5,288           $    (187)          $267,629
                                       =================================================================

At December 31, 1998, the Partnership did not have trading or held to maturity securities.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

Note 3.     Securities Available for Sale (Continued)

Gross realized gains and losses from the sale of securities available for sale for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                       1998               1997              1996
                                                                     --------------------------------------------

Realized gains                                                       $  4,712           $ 2,396           $ 3,162
Realized (losses)                                                      (4,659)              (92)              (44)
                                                                     --------------------------------------------
                                                                     $     53           $ 2,304           $ 3,118
                                                                     ============================================

Unrealized gains (losses) on available-for-sale securities:
    Unrealized holding gains (losses) arising
      during the period                                              $(12,249)          $ 2,569           $(3,292)
    Less:  Reclassification adjustment for gains
      realized in net income (loss)                                        53             2,304             3,118
                                                                     --------------------------------------------
    Other comprehensive income (loss)                                $(12,302)          $   265           $(6,410)
                                                                     ============================================


The Partnership has only equity securities. Equity securities have no maturity date. Therefore, there are no amortized cost or fair values of securities available for sale as of December 31, 1998 by contractual maturity shown below.

                                                Amortized            Fair
                                                  Cost              Value
                                                --------------------------
Due after one year through five years           $      -          $      -
Due after five years through ten years                 -                 -
Due thereafter                                         -                 -
                                                --------------------------
Other securities                                 125,980           118,779
                                                --------------------------
                                                $125,980          $118,779
                                                ==========================

Proceeds from sales of securities available for sale during the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                                1998              1997              1996
                                                              -------------------------------------------
Proceeds from sales of securities available for sale          $517,628          $218,576          $86,920
                                                              ===========================================

Dividend income included in nonoperating income (expense) in the accompanying Statements of Operations totaled $8,644, $5,132, and $6,980 for the years ended December 31, 1998, 1997 and 1996, respectively.

The changes in the net unrealized gain (loss) on securities available for sale during the years ended December 31, 1998 and 1997 were ($12,302) and $265, respectively, which have been included in the separate component of partners' equity.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 4.  Properties on Operating Leases and Leased Properties Held for Sale

The Partnership leases office facilities under various lease agreements. The following schedule provides an analysis of the Partnership's investment in properties held for lease by major classes as of December 31, 1998 and 1997, respectively.

                                                                           1998                 1997
                                                                        ------------------------------
Land                                                                    $  631,028          $1,168,953
Building                                                                 2,524,110           6,188,729
Building improvements                                                    1,261,130           1,280,815
Building improvement in progress (estimated additional cost to
  complete $25,317)                                                         15,000                   -
                                                                        ------------------------------
                                                                         4,431,268           8,638,497
Less accumulated depreciation                                              705,480           1,482,902
                                                                        ------------------------------
                                                                         3,725,788           7,155,595
Less allowance on impairment of property                                 1,392,468                   -
                                                                        ------------------------------
                                                                        $2,333,320          $7,155,595
                                                                        ==============================

The following is a schedule by years of all minimum future rentals on noncancelable operating leases as of December 31, 1998:

Year Ending
December 31,                                                            Amount
-------------------------------------------------------------------------------
1998                                                                $   494,277
1999                                                                    486,051
2000                                                                    475,154
2001                                                                    383,249
2002                                                                          -
Thereafter                                                                    -
                                                                    -----------
                                                                    $ 1,838,731
                                                                    ===========

During the year ended December 31, 1998, the Partnership sold one of the properties for $3,471,000, resulting in a loss of $206,428. The net cash proceeds from the sale, after related costs and debt payoff, was $464,425. The net cash proceeds were used in a $500,000 payment on other debt. The carrying value of the building was approximately $3,425,000 at December 31, 1997.

The remaining property is currently contracted with a real estate broker. It is the intention of the General Partners to market and sell the property. The sales proceeds will be used to payoff debt/liabilities and return partners' equity. In 1998, the Partnership recorded a loss of $1,392,468 to reflect the $2,365,800 estimated sales value of the assets, net of related costs to sell.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 5.  Note Payable, Bank, Long-Term Debt and Pledged Assets

The Partnership has a $1,000,000 line-of-credit with an outstanding balance of $500,000 and $1,000,000 at December 31, 1998 and 1997, respectively. The line-of-credit allows borrowings and repayments to be made on a daily basis. Outstanding balances on the line-of-credit bear interest at a variable rate tied to the bank's prime rate (prime rate was 7.75% at December 31, 1998). The line-of-credit is unsecured, payable on demand and is guaranteed by a general partner.

Long-term debt and pledged assets consists of the following at December 31, 1998 and 1997:

                                                                                            1998                1997
                                                                                        -------------------------------
Note payable due in monthly installments of $14,976, including interest at
  10.5%, through June 1999, with $1,115,064 due in July 1999, collateralized by
  mortgage on land and building                                                         $ 1,145,441          $1,201,631
Note payable, interest only at the 3-month LIBOR plus 1.75% (7.52% at
  December 31, 1997), due monthly, through November 1998, balance paid in
  full April 1998 with sale of land and building                                                  -           2,778,800
                                                                                        -------------------------------
                                                                                          1,145,441           3,980,431
Less current maturities                                                                   1,145,441           2,834,990
                                                                                        -------------------------------
                                                                                        $         -          $1,145,441
                                                                                        ===============================

Interest expense to Internet Services Corporation, an affiliate of the general partners, for the years ended December 31, 1998, 1997 and 1996 was $-0-, $669, and $3,834, respectively.

Note 6.  Priority Return

The cumulative unpaid priority return to the limited partners is $2,409,617 and $2,166,833 at December 31, 1998 and 1997, respectively. There were no cash distributions to the limited partners for the priority return for the years ended December 31, 1998, 1997 and 1996. Based on the sale of the building in 1998 and current and projected real estate market conditions, the General Partners believe that it is reasonably unlikely that a future sale of the Partnership properties would produce sufficient net sales proceeds to pay the priority return.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 7.  Related Party Transactions

Management expenses paid to a General Partner and to Internet Services Corporation in connection with day-to-day operations of the Partnership amounted to $54,465, $60,796 and $53,845 for the years ended December 31, 1998, 1997 and
1996, respectively. Also, allocated expenses were paid to related parties in the amounts of $56,792, $34,620 and $28,200 for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 8.  Major Tenants

Rental income for the years ended December 31, 1998, 1997 and 1996, respectively, included approximate rentals from the following major tenants each of which accounted for 10% or more of the total rental income of the Partnership for those years:

                           Approximate Amount of Rental Income
                                Year Ended December 31,
                     --------------------------------------------
                       1998               1997              1996
                     --------------------------------------------
Tenant A             $459,898          $451,000          $455,000
Tenant B              111,249           350,000           353,000
Tenant C(*)                 -           138,000           117,000

(*)  Tenant C did not exceed 10% of total rental income in 1998.

Accounts receivable from each of the major tenants identified above were as follows at December 31, 1998 and 1997, respectively:

                         December 31,
                  ------------------------
                    1998             1997
                  ------------------------
Tenant A          $39,695          $38,196
Tenant B                -                -
Tenant C                -                -

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 9.  Future Reporting Requirements

The FASB has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Partnership has not been required to adopt as of December 31, 1998. This Statement, which is effective for fiscal years beginning after June 15, 1998, establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is not expected to have a significant impact on the Partnership.

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

    Faison S. Kuester, Jr., 53, graduated from the University of North Carolina at Chapel Hill with a Bachelor of Arts Degree in History in 1967. He is a resident of Charlotte, North Carolina. After three years service in the United States Army as a Lieutenant, Mr. Kuester joined Independence Development Corporation in 1972 serving as a director of leasing and management for a period of three years. In 1974, Mr. Kuester formed his own company, Kuester Realty and Management, in order to lease and manage commercial properties in Charlotte, North Carolina and surrounding communities. In addition to leasing and managing various commercial properties, Kuester Realty had developed two medical clinics in the Charlotte area. In 1980, Kuester Properties, Inc. ("KPI") was formed to specialize in on-site management of apartment communities in the southeastern United States. The following year Cauble and Kuester Company, Inc. was organized to lease and manage commercial properties in the metropolitan Atlanta area. This partnership brought together Cauble and Company, experienced mortgage lenders and leasing agents in the Atlanta market, and Kuester Realty and Management. Finally, in 1983, Kuester Development Corporation was formed to allow the Kuester companies to engage in selective real estate development projects in the southeastern United States.

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

    Dexter R. Yager, Sr., 59, is the President and founder of D&B Yager Enterprises, Inc., Mr. Yager's Amway distributorship business. Through D&B Yager Enterprises, Inc., Mr. Yager has been an independent distributor for Amway Corporation for over 30 years during which time he has achieved the status of Crown Ambassador, which is the highest level attainable as an Amway distributor. The Amway Corporation is one of the largest manufacturers of home care products in the world. He is also a former member and past president of the Amway Distributor Association Board of Directors. Mr. Yager has many other family-owned businesses and is responsible for the development of several businesses, including the following: Yager Personal Development, Inc., which handles Mr. Yager's services as a speaker at Amway events, Yager Construction Company, Inc., which is a general building contractor; and Dexter and Birdie Yager Family Limited Partnership, which owns various real estate investments and manages real estate for the Yager family.

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

    Item 13. Certain Relationships and Related Transactions. During the fiscal year ended December 31, 1998, FSK Properties, LLC received $73,143 for management fees, commissions and repair service fees. Internet Services Corporation, Inc. received $38,114 for providing accounting/management services. Internet Services Corporation, is owned equally by three trusts, the beneficial interests of which inure to the benefit of three children of Dexter R. Yager, Sr., the sole General Partner of DRY Limited Partnership, which limited partnership is one of the two general partners of the Partnership. Janitorial services for the EastPark Executive Center are provided by Marquis Cleaning Services, which is operated and owned by Dexter R. Yager's nephew.

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

      (i)   Independent Auditor's Report

      (ii)  Balance Sheets as of December 31, 1998 and 1997

      (iii) Statements of Operations for years ended December 31, 1998, 1997 and 1996

      (iv) Statements of Partners' Equity for years ended December 31, 1998, 1997 and 1996

      (v) Statements of Cash Flows for years ended December 31, 1998, 1997 and 1996

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

                  (10.1)*  Limited Partnership Agreement

                  (10.2)** Exclusive  Leasing and Management Agreement dated
                           October 1, 1994 (EastPark Executive Center).

                  (10.3) Listing Agreement of Property For Lease and/or Sale (EastPark Executive Center)

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

                                       YAGER/KUESTER PUBLIC FUND
                                       LIMITED PARTNERSHIP

                                       By: FSK Limited Partnership


March 30, 1999                             By:  /s/ Faison S. Kuester, Jr.
                                                --------------------------------
                                                Faison S. Kuester, Jr.
                                                General Partner
                                                (Principal Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 1999 by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


 /s/ Jerry R. Haynes                       /s/ Faison S. Kuester
---------------------------------------    -------------------------------------
Jerry R. Haynes                            Faison S. Kuester, Jr., General
(Principal Accounting Officer)             Partner of FSK Limited Partnership,
                                           General Partner of the Partnership

Date  March 30, 1999                       Date  March  30, 1999
     ----------------------------------          -------------------------------

                                           /s/ Dexter R. Yager, Sr.
                                           -------------------------------------
                                           Dexter R. Yager, Sr., General
                                           Partner of DRY Limited Partnership,
                                           General Partner of the Partnership

                                           Date  March 30, 1999
                                                 -------------------------------