Form 10-Q
period 1999-03-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1999-05-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark one)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended        March 31, 1999
                  ----------------------------

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ____________________

Commission File Number:               0-18444
                           -----------------------------

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

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements


                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                                                            March 31,          December 31,
                                                              1999                1998
                                                           -----------         -----------
   ASSETS                                                  (Unaudited)           (Note)

CURRENT ASSETS
 Cash and cash equivalents                                 $    36,748         $    45,738
 Accounts receivable, tenant                                    38,325              39,695
 Prepaid expenses                                                  641                --
 Securities available for sale                                 115,742             118,779
                                                           -----------         -----------

        Total current assets                                   191,456             204,212
                                                           -----------         -----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   1999 $705,480;  1998 $705,480                             2,368,802           2,333,320

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1999 $12,190; 1998 $12,190                                    2,810               2,810
 Deferred leasing commissions, net of accumulated
   amortization 1999 $19,265; 1998 $19,265                      33,122              29,670
                                                           -----------         -----------

                                                           $ 2,596,190         $ 2,570,012
                                                           ===========         ===========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank                                        $   500,000         $   500,000
 Current maturities of long-term debt                        1,130,451           1,145,441
 Accounts payable                                               20,592               5,997
 Accrued expenses                                               28,414              18,296
 Deferred revenue                                                2,179                --
                                                           -----------         -----------

        Total current liabilities                            1,681,636           1,669,734
                                                           -----------         -----------

LONG-TERM DEBT, less current maturities                           --                  --
                                                           -----------         -----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                              (14,020)            (14,202)
 Limited partners                                              939,708             921,681
 Unrealized gain on investment securities                      (11,134)             (7,201)
                                                           -----------         -----------

                                                               914,554             900,278
                                                           -----------         -----------

                                                           $ 2,596,190         $ 2,570,012
                                                           ===========         ===========


Note: The Condensed Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS

                                            Three Months Ended
                                                March 31,
                                      ---------------------------
                                        1999               1998
                                      ---------         ---------
                                                (Unaudited)

Rental income                         $ 134,932         $ 296,660

Operating expenses:
 Wages and contract labor                 1,500             3,300
 Depreciation and amortization             --              65,144
 Repairs and maintenance                 27,416            47,890
 Management fees                          4,155             8,634
 Utilities                               21,597            35,901
 Professional fees                       15,320            26,776
 Property taxes                           8,995            22,881
 Miscellaneous                              900             6,181
                                      ---------         ---------

                                         79,883           216,707
                                      ---------         ---------

        Operating income                 55,049            79,953
                                      ---------         ---------

Nonoperating income (expense):
 Interest and dividend income             2,654             5,083
 Interest expense                       (39,494)         (104,039)
 Other                                     --               1,355
                                      ---------         ---------

                                        (36,840)          (97,601)
                                      ---------         ---------

        Net income                    $  18,209         $ (17,648)
                                      =========         =========

        Net income per limited
          partnership unit            $    2.86         $   (2.77)
                                      =========         =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                                March 31,
                                                                       ---------------------------
                                                                          1999             1998
                                                                       ---------         ---------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      $  18,209         $ (17,648)
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                            --              65,144
   Gain on sale of securities available for sale                            --              (1,355)
 Change in assets and liabilities:
   Decrease  (Increase) in prepaids, deferrals and                           729           (31,347)
      other receivables
   Increase (Decrease) in accounts payable and accrued expenses           26,892           (29,186)
                                                                       ---------         ---------

        Net cash provided (used) by operating activities                  45,830           (14,392)
                                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                      --             148,866
 Purchase of securities available for sale                                  (896)          (70,921)
 Improvements in investment property                                     (35,482)             --
 Disbursements for deferred leasing commissions                           (3,452)          (19,777)
                                                                       ---------         ---------

        Net cash (used) provided in investing activities                 (39,830)           58,168

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                              (14,990)          (28,802)
                                                                       ---------         ---------

        Net cash (used) in financing activities                          (14,990)          (28,802)

        Net (decrease) increase in cash and cash equivalents              (8,990)           14,974

Cash and cash equivalents:
 Beginning                                                                45,738            92,544
                                                                       ---------         ---------

 Ending                                                                $  36,748         $ 107,518
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

4.    Priority Return:

      At December 31, 1998, the cumulative unpaid priority return to the unit holders was $2,409,617 compared to $2,166,833 one year prior. This increase resulted from no distributions being made to partners during the year. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the remaining Partnership property would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 1998 to March 31, 1999. The Partnership had approximately $30,000 in additional upfit costs during the first quarter of 1999. These upfit costs were for a new tenant that moved in February 1, 1999.

Liquidity and Capital Resources

During the quarter ended March 31, 1999, the Partnership continued to fund working capital requirements, and the working capital deficit was increased by approximately $25,000 from December 31, 1998. The working capital deficit at March 31, 1999 was $1,490,180. The loans on the EastPark facility with First Union and United of Omaha mature on June 30, 1999 and July 1, 1999, respectively. The General Partners have received a verbal commitment from First Union to refinance both of these loans if a sale does not occur before maturity. (See "Status of EastPark Executive Center" below)

Results of Operations

Net income from operations for the three months ended March 31, 1999 is up approximately $35,000 compared to the same period of the prior year. The main factor for this increase is due to the fact that depreciation and amortization expense was not taken during the first quarter. Generally accepted accounting principles ("GAAP") does not allow for depreciation to be taken after the building was written down to current market value in the prior year. Rental income and other operating expenses decreased as compared to the same period of the prior year. The disposition of the BB&T building in the prior year is the main factor for this decrease. The occupancy rate at the EastPark facility is currently 91%.

Status of EastPark Executive Center

The EastPark Executive Center is now under contract to be sold to Cap Care Group, Inc., a North Carolina Corporation, for a sales price of $2,525,000. The due diligence period is scheduled to end on May 18, 1999 with an anticipated closing to incur in June 1999. The sale of the EastPark Executive Center is contingent upon receiving the consent of Limited Partners holding a majority of the Limited Partnership Units.

Risks Associated with Year 2000

The Partnership, in its day to day operations, relies upon various computer software and hardware that may be adversely affected by the change in the millennium, from 1999 to 2000. In general, information system experts have predicted that a wide variety of problems, from systems failures to data entry and transfer errors, will result from the turn of the century. Repeated systems failures, data entry and transfer errors and similar computer problems would result in a material adverse effect on the Partnership and its operations. However, the Partnership has examined its commuter software and hardware and, based on such examination, does not reasonably anticipate any significant internal problems as a result of the change in the millennium. The Partnership may, however, be materially and adversely affected by external systems problems, problems over which the Partnership has minimal control. The costs associated with bringing the Partnership's computer systems in compliance will be minimal as the management company of the Partnership will be responsible for the majority of these costs. In the worst case scenario, this single-property company would be able to operate on a manual accounting system which would not have an adverse affect on the day to day operations of the Partnership.

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

               Item 6.     Exhibit Index

                           (a) Exhibits:

                           Designation
                           Number Under
               Exhibit     Item 601 of                                                                              Page
               Number      Regulation S-K   Exhibit Description                                                    Number
               -------     --------------   -------------------                                                    ------
                    1*         4            Instrument defining rights of security holders - set forth in the
                                            Limited Partnership Agreement

                    2*         10           Limited Partnership Agreement

                    3**        10.1         Exclusive Leasing and Management Agreement dated October 1, 1994
                                            (EastPark Executive Center)

                    4***       10.2         Listing  Agreement of Property For Lease and/or Sale
                                            (EastPark Executive Center)

                    5          10.3         Offer to Purchase Contract by and between the Partnership and Cap
                                            Care Group, Inc. dated April 16, 1999

                   27                       Financial Data Schedule (For SEC use only)

                           (b) Reports on Form 8-K:

                               No reports on Form 8-K have been filed during the three months ended March 31, 1999.

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

                                      YAGER/KUESTER PUBLIC FUND
                                      LIMITED PARTNERSHIP
                                      (Registrant)

                                      By:          DRY Limited Partnership,
                                                   General Partner of Registrant


Date     05/14/99                     By:       /s/ Dexter R. Yager, Sr.
     --------------------------          ---------------------------------------
                                                    Dexter R. Yager, Sr.
                                                    General Partner

Date      05/14/99                    By:       /s/ Jerry R. Haynes
     --------------------------          ---------------------------------------
                                                    Jerry R. Haynes
                                                    Chief Financial Officer