Form 10-Q
period 1999-06-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1999-08-13
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to  _______________________

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

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements


                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                                                                    June 30,            December 31,
                                                                      1999                  1998
                                                                 --------------        --------------
   ASSETS                                                         (Unaudited)              (Note)
CURRENT ASSETS
 Cash and cash equivalents                                         $    27,862           $    45,738
 Accounts receivable, tenant                                            38,941                39,695
 Prepaid expenses                                                        1,724                   -
 Securities available for sale                                         121,894               118,779
                                                                 --------------        --------------

        Total current assets                                           190,421               204,212
                                                                 --------------        --------------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   1999 $705,480; 1998 $705,480                                      2,368,831             2,333,320

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1999 $12,190; 1998 $12,190                                            2,810                 2,810
 Deferred leasing commissions, net of accumulated
   amortization 1999 $19,265; 1998 $19,265                              33,122                29,670
                                                                 --------------        --------------

                                                                   $ 2,595,184           $ 2,570,012
                                                                 ==============        ==============

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank                                                $   500,000           $   500,000
 Current maturities of long-term debt                                1,115,064             1,145,441
 Accounts payable                                                       10,573                 5,997
 Accrued expenses                                                       38,492                18,296
 Deferred revenue                                                        2,179                   -
                                                                 --------------        --------------

        Total current liabilities                                    1,666,308             1,669,734
                                                                 --------------        --------------

LONG-TERM DEBT, less current maturities                                    -                     -
                                                                 --------------        --------------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                                      (13,961)              (14,202)
 Limited partners                                                      945,552               921,681
 Unrealized gain on investment securities                               (2,715)               (7,201)
                                                                 --------------        --------------

        Total partner's equity                                         928,876               900,278
                                                                 --------------        --------------

                                                                   $ 2,595,184           $ 2,570,012
                                                                 ==============        ==============


Note: The Condensed Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Three Months Ended                            Six Months Ended
                                                       June 30,                                     June 30,
                                          -----------------------------------          ------------------------------------
                                              1999                 1998                     1999                 1998
                                          --------------       --------------          ---------------      ---------------
                                            (Unaudited)         (Unaudited)                (Unaudited)       (Unaudited)
Rental income                                 $ 140,200            $ 137,115                $ 275,132            $ 433,775

Operating expenses:
 Wages and contract labor                         2,004                2,100                    3,504                5,400
 Depreciation and amortization                      -                 75,999                      -                141,143
 Repairs and maintenance                         28,436               31,896                   55,852               79,786
 Management fees                                  4,122                5,168                    8,277               13,802
 Utilities                                       21,962               30,168                   43,559               66,069
 Professional fees                               28,025               22,402                   43,345               49,178
 Property taxes                                   8,994               12,226                   17,989               35,107
 Miscellaneous                                    2,328                3,457                    3,228                9,638
                                          --------------       --------------          ---------------      ---------------

                                                 95,871              183,416                  175,754              400,123
                                          --------------       --------------          ---------------      ---------------

        Operating income                         44,329              (46,301)                  99,378               33,652
                                          --------------       --------------          ---------------      ---------------

Nonoperating income (expense):
 Interest and dividend income                     2,269                5,750                    4,923               10,833
 Interest expense                               (39,201)             (62,285)                 (78,695)            (166,324)
 Other                                           (1,494)                (145)                  (1,494)               1,210
 Loss on Sale of properties held for lease          -               (175,712)                     -               (175,712)
                                          --------------       --------------          ---------------      ---------------

                                              $ (38,426)           $(232,392)               $ (75,266)            (329,993)
                                          --------------       --------------          ---------------      ---------------

        Net income                            $   5,903            $(278,694)               $  24,112            $(296,341)
                                          ==============       ==============          ===============      ===============

        Net income per limited
          partnership unit                    $    0.93            $  (43.75)               $    3.79            $  (46.52)
                                          ==============       ==============          ===============      ===============


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                    ----------------------------------------
                                                                                         1999                    1998
                                                                                    ----------------        ----------------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                       $    24,112           $    (296,341)
 Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                                                -                   141,143
   Loss(Gain) on sale of securities available for sale                                        1,494                  (1,210)
   Loss on sale of properties held for lease                                                    -                   175,712
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and
      other receivables                                                                        (970)                 31,356
   Increase (Decrease) in accounts payable and accrued expenses                              26,951                (107,319)
                                                                                    ----------------        ----------------

        Net cash provided (used) by operating activities                                     51,587                 (56,659)
                                                                                    ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                                       20,138                 404,092
 Purchase of securities available for sale                                                  (20,261)               (317,906)
 Proceeds from sale of properties held for lease                                                -                 3,241,214
 Improvements in investment property                                                        (35,511)                    -
 Disbursements for deferred leasing commissions                                              (3,452)                (19,777)
                                                                                    ----------------        ----------------

        Net cash (used) provided in investing activities                                    (39,086)              3,307,623

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                                                 (30,377)             (3,306,161)
                                                                                    ----------------        ----------------

        Net cash (used) in financing activities                                             (30,377)             (3,306,161)

        Net (decrease) in cash and cash equivalents                                         (17,876)                (55,197)

Cash and cash equivalents:
 Beginning                                                                                   45,738                  92,544
                                                                                    ----------------        ----------------

 Ending                                                                                 $    27,862             $    37,347
                                                                                    ================        ================


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

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 1998 to June 30, 1999. The Partnership had approximately $35,000 in additional upfit costs during the first quarter of 1999. These upfit costs were for a new tenant that moved in February 1, 1999. The Partnership also paid approximately $3,500 in commissions relating to this new lease.

Liquidity and Capital Resources

During the quarter ended June 30, 1999, the Partnership continued to fund working capital requirements, and the working capital deficit was increased by approximately $10,000 from December 31, 1998. The working capital deficit at June 30, 1999 was $1,475,887. The loans on the EastPark facility with First Union and United of Omaha matured on June 30, 1999 and July 1, 1999, respectively. These two loans were refinanced with one loan of $1,625,000 with First Union National Bank. Although the new loan terms require interest only payments, the Partnership will continue to pay essentially the same level of debt service as before the refinance. The interest rate on the new loan is the prime rate of First Union, which is currently 8%. The loan will mature on September 30, 1999. The General Partners will renew the loan if the EastPark facility is not sold before this date. (See "Status of EastPark Executive Center" below).

Results of Operations

Rental income for the three months ended June 30, 1999 is comparable to the same period of the prior year and down approximately $158,000 for the six months ended June 30, 1999 as compared to the same period of the prior year. The main cause for this decrease is related to the sale of the BB&T building in April of the prior year. Operating expenses are down approximately $224,000 for the year. The main factor for this increase is due to the fact that depreciation and amortization expense was not taken during the year. Generally accepted accounting principles ("GAAP") do not allow for depreciation to be taken after the building was written down to current market value in the prior year. The occupancy rate at the EastPark facility is currently 91%.

Status of EastPark Executive Center

The EastPark Executive Center is now under contract to be sold to Four Dan, LLC, a North Carolina Limited Liability Company, for a sales price of $2,525,000. The due diligence period is scheduled to end on September 2, 1999, with an anticipated closing to occur within 30 days after the end of the due diligence period. The sale of the EastPark Executive Center is contingent upon receiving the consent of Limited Partners holding a majority of the Limited Partnership Units. The prior contract on the EastPark Executive Center with Cap Care Group, Inc. was terminated on May 18, 1999. CAP Care Group, Inc. terminated the contract by its exercise of an early termination right.

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

               Item 6.     Exhibit Index

                           (a) Exhibits:

                           Designation
                           Number Under
               Exhibit     Item 601 of                                                                             Page
               Number      Regulation S-K   Exhibit Description                                                   Number
               -------     --------------   -------------------                                                   ------
                    1*         4            Instrument defining rights of security holders - set forth in the
                                            Limited Partnership Agreement

                    2*         10           Limited Partnership Agreement

                    3**        10.1         Exclusive Leasing and Management Agreement dated October 1, 1994
                                            (EastPark Executive Center)

                    4***       10.2         Listing  Agreement of Property For Lease and/or Sale
                                            (EastPark Executive Center)

                    5          10.3         Offer to Purchase Contract by and between the Partnership and Four
                                            Dan, LLC dated July 19, 1999.

                               27           Financial Data Schedule (for SEC use only)

                           (b) Reports on Form 8-K:

                  1. Termination of the Offer to Purchase Contract dated April 16, 1999 for the EastPark Executive Center, by and between the Partnership and CAP Care Group, Inc. (incorporated by reference to report Form 8-K dated May 18, 1999.)

--------------------------
               * Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

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

                                       YAGER/KUESTER PUBLIC FUND
                                       LIMITED PARTNERSHIP
                                       (Registrant)

                                       By:   DRY Limited Partnership,
                                             General Partner of Registrant


Date   08/13/99                        By:   /s/ Dexter R. Yager, Sr.
       ------------------------              -----------------------------------
                                                 Dexter R. Yager, Sr.
                                                 General Partner

Date   08/13/99                        By:   /s/ Jerry R. Haynes
       ------------------------              -----------------------------------
                                                 Jerry R. Haynes
                                                 Chief Financial Officer