Form 10-Q
period 1999-09-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 1999-11-15
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended               September 30, 1999
                  --------------------------------------------------------------

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________

Commission File Number:               0-18444
                       ---------------------------------------------------------

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

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                                                          September 30,       December 31,
                                                               1999                1998
                                                           -----------         -----------
   ASSETS                                                  (Unaudited)            (Note)

CURRENT ASSETS
 Cash and cash equivalents                                 $    43,266         $    45,738
 Accounts receivable, tenant                                    39,901              39,695
 Prepaid expenses                                                2,240                --
 Securities available for sale                                 117,465             118,779
                                                           -----------         -----------

        Total current assets                                   202,872             204,212
                                                           -----------         -----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   1999 $705,480;  1998 $705,480                             2,368,831           2,333,320

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   1999 $12,190; 1998 $12,190                                    2,810               2,810
 Deferred leasing commissions, net of accumulated
   amortization 1999 $19,265; 1998 $19,265                      33,122              29,670
                                                           -----------         -----------

                                                           $ 2,607,635         $ 2,570,012
                                                           ===========         ===========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Note payable, bank                                        $      --           $   500,000
 Current maturities of long-term debt                        1,609,000           1,145,441
 Accounts payable                                                1,488               5,997
 Accrued expenses                                               49,984              18,296
 Deferred revenue                                                2,179                --
                                                           -----------         -----------

        Total current liabilities                            1,662,651           1,669,734
                                                           -----------         -----------

LONG-TERM DEBT, less current maturities                           --                  --
                                                           -----------         -----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                              (13,747)            (14,202)
 Limited partners                                              966,730             921,681
 Unrealized gain on investment securities                       (7,999)             (7,201)
                                                           -----------         -----------

        Total partner's equity                                 944,984             900,278
                                                           -----------         -----------

                                                           $ 2,607,635         $ 2,570,012
                                                           ===========         ===========


Note: The Condensed Balance Sheet at December 31, 1998 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                     September 30,
                                                 --------------------------        --------------------------
                                                    1999             1998            1999              1998
                                                 ---------        ---------        ---------        ---------
                                                         (Unaudited)                      (Unaudited)

Rental income                                    $ 140,199        $ 125,755        $ 415,331        $ 559,530

Operating expenses:
 Wages and contract labor                            1,500            1,575            5,004            6,975
 Depreciation and amortization                        --             39,416             --            180,559
 Repairs and maintenance                            28,656           27,733           84,508          107,519
 Management fees                                     4,177            3,769           12,454           17,571
 Utilities                                          25,732           25,030           69,291           91,099
 Professional fees                                  17,566           10,363           60,911           59,541
 Property taxes                                      8,995            9,318           26,984           44,425
 Miscellaneous                                       1,126              969            4,354           10,607
                                                 ---------        ---------        ---------        ---------

                                                    87,752          118,173          263,506          518,296
                                                 ---------        ---------        ---------        ---------

        Operating income                            52,447            7,582          151,825           41,234
                                                 ---------        ---------        ---------        ---------

Nonoperating income (expense):
 Interest and dividend income                        2,453            2,985            7,376           13,818
 Interest expense                                  (33,508)         (41,555)        (112,203)        (207,879)
 Other                                               1,494           (1,012)          (1,494)             198
 Loss on Sale of properties held for lease            --               (268)            --           (175,980)
                                                 ---------        ---------        ---------        ---------

                                                   (29,561)         (39,850)        (106,321)        (369,843)
                                                 ---------        ---------        ---------        ---------

        Net income                               $  22,886        $ (32,268)       $  45,504        $(328,609)
                                                 =========        =========        =========        =========

        Net income per limited
          partnership unit                       $    3.59        $   (5.07)       $    7.14        $  (51.59)
                                                 =========        =========        =========        =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                       -------------------------------
                                                                           1999                1998
                                                                       -----------         -----------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      $    45,504         $  (296,341)
 Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                              --               141,143
   Loss(Gain) on sale of securities available for sale                       1,494              (1,210)
   Loss on sale of properties held for lease                                  --               175,712
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and                           (2,446)             31,356
      other receivables
   Increase (Decrease) in accounts payable and accrued expenses             29,358            (107,319)
                                                                       -----------         -----------

        Net cash provided (used) by operating activities                    73,910             (56,659)
                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                      20,138             404,092
 Purchase of securities available for sale                                 (21,116)           (317,906)
 Proceeds from sale of properties held for lease                              --             3,241,214
 Improvements in investment property                                       (35,511)               --
 Disbursements for deferred leasing commissions                             (3,452)            (19,777)
                                                                       -----------         -----------

        Net cash (used) provided in investing activities                   (39,941)          3,307,623

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                                (36,441)         (3,306,161)
                                                                       -----------         -----------

        Net cash (used) in financing activities                            (36,441)         (3,306,161)

        Net (decrease) in cash and cash equivalents                         (2,472)            (55,197)

Cash and cash equivalents:
 Beginning                                                                  45,738              92,544
                                                                       -----------         -----------

 Ending                                                                $    43,266         $    37,347
                                                                       ===========         ===========


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

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 1998 to September 30, 1999. The Partnership had approximately $35,000 in additional upfit costs during the first quarter of 1999. These upfit costs were for a new tenant that moved in February 1, 1999. The Partnership also paid approximately $3,500 in commissions relating to this new lease). Accrued expenses have increased since year end, due to the monthly accrual of 1999 real property taxes. These taxes will be paid in January 2000 or at the time of sale of the EastPark facility, whichever occurs first.


Liquidity and Capital Resources

During the quarter ended September 30, 1999, the Partnership operations continued to meet working capital requirements, and the working capital deficit was decreased by approximately $6,000 from December 31, 1998. The working capital deficit at September 30, 1999 was $1,459,779. The loans on the EastPark facility with First Union and United of Omaha matured on June 30, 1999 and July 1, 1999, respectively. These two loans were refinanced with one loan of $1,625,000 with First Union. Although the new loan terms require interest only payments, the Partnership will continue to pay essentially the same level of debt service as before the refinance. The interest rate on the new loan is the prime rate of First Union, which is currently 8%. The loan will mature on December 30, 1999. The General Partners intend to renew the loan if the EastPark Property is not sold before this date. (See "Status of EastPark Executive Center" below).

Results of Operations

Rental income for the three months ended September 30, 1999 has increased by approximately $14,000 as compared to the same period of the prior year. Rental income was down approximately $144,000 for the nine months ended September 30, 1999 as compared to the same period of the prior year. The main cause for this decrease is related to the sale of the BB&T building in April of the prior year. Operating expenses are down approximately $254,000 for the nine months ended September 30, 1999. The main factors for the decrease in operating expenses were due to the sale of the BB&T Building and the absence of charges during this period for depreciation expense. Generally accepted accounting principles ("GAAP") do not allow for depreciation to be taken after the building was written down to current market value in the prior year.

Status of EastPark Executive Center

As previously reported, the EastPark Executive Center is under contract to be sold to Four Dan, LLC, a North Carolina Limited Liability Company, for a sales price of $2,525,000. On September 2, 1999, the General Partners signed an Amendment to the contract to extend the due diligence period until October 2, 1999 with a 30-day close. On October 1, 1999 a Second Amendment to the contract was signed. Under the terms of this Second Amendment, the closing on the EastPark Sale shall be not later than thirty days after the Partnership gives Four Dan, LLC notice that the Partnership has (i) obtained the approval of the Limited Partners to the sale of the EastPark Executive Center, and (ii) obtained an amendment to the Partnership's current lease with the General Services Administration that renews the lease term and increases the square footage of the leased space (but such notice shall not be given later than March 1, 2000).

Risks Associated with Year 2000

The Partnership, in its day to day operations, relies upon various computer software and hardware that may be adversely affected by the change in the millennium, from 1999 to 2000. In general, information system experts have predicted that a wide variety of problems, from systems failures to data entry and transfer errors, will result from the turn of the century. Repeated systems failures, data entry and transfer errors and similar computer problems would result in a material adverse effect on the Partnership and its operations. However, the Partnership has examined its commuter software and hardware and, based on such examination, does not reasonably anticipate any significant internal problems as a result of the change in the millennium. The Partnership may, however, be materially and adversely affected by external systems problems, problems over which the Partnership has minimal control. The costs associated with bringing the Partnership's computer systems in compliance will be minimal, as the management company of the Partnership will be responsible for the majority of these costs. In the worst case scenario, this single-property company would be able to operate on a manual accounting system which would not have an adverse affect on the day to day operations of the Partnership.

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

               Item 6.     Exhibit Index

                           (a) Exhibits:

                           Designation
                           Number Under
               Exhibit     Item 601 of
               Number      Regulation S-K   Exhibit Description
               -------     --------------   -------------------
                    1*         4            Instrument defining rights of
                                            security holders - set forth in the
                                            Limited Partnership Agreement

                    2*         10           Limited Partnership Agreement

                    3**        10.1         Exclusive Leasing and Management
                                            Agreement dated October 1, 1994
                                            (EastPark Executive Center)

                    4***       10.2         Listing Agreement of Property For
                                            Lease and/or Sale (EastPark
                                            Executive Center)

                    5****      10.3         Offer to Purchase Contract by and
                                            between the Partnership and Four
                                            Dan, LLC dated July 19, 1999.

                    6          10.4         Amendment to Offer to Purchase and
                                            Contract by and between the
                                            Partnership and Four Dan, LLC dated
                                            September 2, 1999.

                    7          10.5         Second Amendment to Offer to
                                            Purchase and Contract by and between
                                            the Partnership and Four Dan, LLC
                                            dated October 1, 1999.


                           (b) Reports on Form 8-K:

                           No reports on Form 8-K have been filed during the three months ended September 30, 1999.

            * Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

           ** Incorporated by reference to Exhibit 3 of the Partnership's Form 10-K for the year ended December 31,1995.

          *** Incorporated by reference to Exhibit 4 of the Partnership's Form 10-Q for the quarter ended September 30,1997.

         **** Incorporated by reference to Exhibit 5 of the Partnership's Form 10-Q for the quarter ended June 30,1999.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              YAGER/KUESTER PUBLIC FUND
                                              LIMITED PARTNERSHIP
                                              (Registrant)

                                              By:  DRY Limited Partnership,
                                                   General Partner of Registrant


Date     11/11/99                             By:  /s/ Dexter R. Yager, Sr.
     -----------------                             -----------------------------
                                                       Dexter R. Yager, Sr.
                                                       General Partner

Date     11/11/99                             By:  /s/ Jerry R. Haynes
     -----------------                             -----------------------------
                                                       Jerry R. Haynes
                                                       Chief Financial Officer