Form 10-K405
period 1999-12-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2000-03-30
CIK 797397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                          to
                               -----------------------     ---------------------

Commission file number 0-8444
                      ----------------------------------------------------------
Yager/Kuester Public Fund Limited Partnership
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          North Carolina                                56-1560476
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

1300 Altura Road, P.O. Box 1329
   Fort Mill, South Carolina                          29715
-------------------------------           ------------------------------------
(Address of principal offices)                     (Zip Code)

Registrant's telephone number, including area code:  (803) 547-9100
                                                    ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
   Title of Each Class                         Which Registered
   -------------------                    -------------------------
         None
-------------------------                 -------------------------

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units
--------------------------------------------------------------------------------
                           (Title of Class)

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

                  EastPark Executive Center, Charlotte, NC - the General Services Administrator ("GSA") has a lease term for a ten (10) year period ending on October 31, 2004, at a rental rate of $14.15 per square foot. GSA may, at its election, terminate the lease after eight
         (8) years. The GSA leased premises include approximately 32,000 square feet. The Partnership incurred leasehold improvements expense of approximately $1,092,000 for the GSA space as a condition for renewal of the their lease. Such improvements were completed in October 1996. The GSA lease accounts for approximately 75% of the rental income related to the EastPark Executive Center. The remaining leasehold space is leased to three other tenants.


         The Partnership has no employees of its own; management of the Partnership's property is performed by FSK Properties, LLC, an affiliate of FSK Limited Partnership. Administration of the Partnership is performed by the General Partners. (See Items 10 and 13 below.)

         Item 2. Properties. On June 23, 1989, the Partnership purchased the EastPark Executive Center, an office complex comprised of two buildings located in Charlotte, North Carolina with net leasable area of 45,300 square feet, for a purchase price of $3,155,138 of which $1,500,000 was provided by a first mortgage loan bearing interest at 10.5% per annum and having a term of 10 years. The lender, United of Omaha Life Insurance Company ("United Omaha"), is not affiliated with the Partnership. In 1998, the Partnership recorded a loss of $1,392,468 to reflect the $2,365,800 estimated sales value of the EastPark facility, net of related costs to sell. In 1999, the Partnership recorded an additional loss of $81,262 to expense additional improvements and to reflect a $2,323,500 reduced sales value, net of current related costs to sell.

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

         No further purchases of real property are projected and no funds are available for that purpose. (See Item 7 below, "Status of EastPark Facility" for recent developments regarding the property.)

         Item 3. Legal Proceedings. The Partnership is not involved in any legal proceedings and was not so involved during the year ended December 31, 1999.

         Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

                                     PART II

         Item 5. Market for the Partnership's Common Equity and Related Stockholder Matters. There is no established public trading market for the Partnership's securities. The Partnership has approximately 520 limited partners. Cash distributions made to the limited partners during the recent years are set out in the Statements of Cash Flow included in the Financial Statements included in Part II, Item 8 of this Report.

         Item 6. Selected Financial Data.

                                                                At or For
                                                          Year Ended December 31,
                                                          -----------------------
                                1999              1998              1997              1996             1995
                                ----              ----              ----              ----             ----
Summary of Operations
   Rental income             $   550,047       $   685,156       $ 1,158,468       $1,150,758      $1,172,935

   Net income (loss)             (29,038)       (1,588,616)          (51,497)          40,561          29,787

   Net income (loss)
     per limited
     partnership unit              (4.51)          (246.90)            (8.00)            6.30            4.63

Summary of Financial
Position:

   Total assets              $ 2,490,024       $ 2,570,012       $ 7,633,602       $7,864,107      $7,214,881

   Long-term debt, less
     current maturities               --                --         1,145,441        4,059,909       1,288,754

   Note Payable                       --           500,000         1,000,000          942,483         219,783

   Distribution per
     Limited partner-                 --                --                --               --              --
     ship unit

   Number of limited
     partnership units             6,390             6,390             6,390            6,390           6,390

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources

         During the year ended December 31, 1999, the Partnership continued to fund working capital requirements and the working capital deficit was decreased by approximately $10,000 from December 31, 1998. The working capital deficit at December 31, 1999 was $1,455,638. The loans on the EastPark facility with First Union and United of Omaha matured on June 30, 1999 and July 1, 1999, respectively. These two loans were refinanced with one loan of $1,625,000 with First Union National Bank. Although the new loan terms require interest only payments, the Partnership has continued to pay essentially the same level of debt service as before the refinance. The interest rate on the new loan is the prime rate of First Union, which was 8.5% as December 31, 1999. The original loan matured on September 30, 1999, but has been extended until June 30, 2000. The General Partners will renew the loan if the EastPark facility is not sold before this date, but no assurances can be given that such renewal will be available.

         The cumulative unpaid priority return to the unit holders increased from $2,409,617 at December 31, 1998 to $2,652,401 at December 31, 1999. This
increase resulted from no distributions being made to partners during the year and the pro rata share due partners pursuant to the Limited Partnership Agreement. Based on current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay the priority return.

         During the year ended December 31, 1999, the Partnership had net (loss) of $(29,038) compared to the net (loss) of $(1,588,616) in 1998. Rental income, operating expenses, and interest expense for the years ended December 31, 1999 and 1998 resulted exclusively from the operations of the Partnership's commercial real estate properties. The EastPark Executive Center buildings, purchased June 23, 1989, were 91% leased at both December 31, 1998 and December 1997.

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

         Risks Associated with Year 2000

         The Partnership did not experience any problems in its day to day operations by the change in the millennium, from 1999 to 2000. The Partnership does not expect any further problems going forward.

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


         Results of Operations

         Comparison of 1999 results with 1998.

         Operating results increased from an operating loss of $(1,150,221) during the year ended December 31, 1998 to an operating income of $108,046 for the comparable year 1999. The main cause for the increase between years is due to the recording of a loss on impairment of value for the EastPark facility for $1,392,468 in 1998. Revenue and operating expense, not inclusive of the impairment of rental property, were lower overall in 1999 by approximately $53,000. This is due to the 1999 results including operations only from the EastPark facility, whereas in 1998 the results also included a partial year of operating from the BB&T building. The only line item which increased in 1999 is professional fees. The cause for this increase was due to the additional work needed for the various contracts during the year. Interest expense decreased by approximately $102,000 from 1998 due to the lower rate obtained on the EastPark refinancing and due to the sale of the BB&T building.

         Comparison of 1998 results with 1997.

         Operating results decreased from an operating income of $355,399 during the year ended December 31, 1997 to an operating loss of $(1,150,221) for the comparable year 1998. The recording of an allowance for impairment of value for the EastPark facility in the amount of $1,392,468 is the main cause for the decrease in operating income. The second factor contributing to the decrease in operating income is the disposition of the BB&T building in April. Rental income from the BB&T building was down approximately 68% from the comparable year 1997. A decrease in occupancy at the EastPark facility resulted in a 15% decline of rental income as compared to the prior year. Operating expenses, not inclusive of the impairment of rental property, were lower overall in 1998 by approximately $360,000 or 45%. This decrease mainly attributed to the disposition of the BB&T building. Depreciation and amortization expense were not recorded on the EastPark facility in 1998 after the recording of the impairment. This factor also contributed to the decrease in operating expenses.

         Status of EastPark Facility

The General Partners are continuing to focus on selling the EastPark facility and continue to have it listed with a commercial real estate broker. During 1999, the General Partners entered into two separate sales contracts for $2,525,000 each. After due dilignence by the prospective buyers, the sales contracts were terminated under the terms of the contract. The most recent contract with Four Dan, LLC was terminated on March 1, 2000 under the terms of their contract. The General Partners have also received several other offers for lower amounts, which were declined. The General Partners also continue on working on increasing the occupancy at EastPark.

         Item 8. Financial Statements and Supplementary Data. The financial statements are attached hereto.

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Yager/Kuester Public Fund
   Limited Partnership
Fort Mill, South Carolina

We have audited the accompanying balance sheets of Yager/Kuester Public Fund Limited Partnership as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yager/Kuester Public Fund Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




Charlotte, North Carolina
February 2, 2000

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998




ASSETS                                                           1999              1998
-----------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents (Note 2)                       $    11,928       $    45,738
   Accounts receivable, tenants (Note 8)                         38,530            39,695
   Securities available for sale (Note 3)                       116,065           118,779
                                                            -----------------------------
              TOTAL CURRENT ASSETS                              166,523           204,212
                                                            -----------------------------
Investments
   Leased property held for sale, net (Notes 4 and 5)         2,287,569         2,333,320
                                                            -----------------------------
Other Assets
   Deferred charges, net of accumulated amortization
      1999 $12,190; 1998 $12,190 (Note 4)                         2,810             2,810
   Deferred leasing commissions, net of accumulated
      amortization 1999 $19,265; 1998 $19,265 (Note 4)           33,122            29,670
                                                            -----------------------------
                                                                 35,932            32,480
                                                            -----------------------------
                                                            $ 2,490,024       $ 2,570,012
                                                            =============================

LIABILITIES AND PARTNERS' EQUITY
-----------------------------------------------------------------------------------------
Current Liabilities
   Note payable, bank (Note 5)                              $        --       $   500,000
   Current maturities of long-term debt (Note 5)              1,585,000         1,145,441
   Accounts payable                                              10,206             5,997
   Accrued expenses                                              26,955            18,296
                                                            -----------------------------
              TOTAL CURRENT LIABILITIES                       1,622,161         1,669,734
                                                            -----------------------------
Long-Term Debt, less current maturities (Note 5)                     --                --
                                                            -----------------------------
Commitment and Contingency (Note 6)
Partners' Equity
   General partners                                             (14,492)          (14,202)
   Limited partners (Note 6)                                    892,933           921,681
   Other comprehensive income, unrealized (loss) on
      investment securities (Note 3)                            (10,578)           (7,201)
                                                            -----------------------------
                                                                867,863           900,278
                                                            -----------------------------
                                                            $ 2,490,024       $ 2,570,012
                                                            =============================

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                            1999              1998              1997
------------------------------------------------------------------------------------------------------

Rental income (Notes 4 and 8)                          $   550,047       $   685,156       $ 1,158,468
                                                       -----------------------------------------------
Operating expenses:
   Contract labor                                            8,519            13,725            27,733
   Depreciation and amortization                                --            34,399           261,240
   Repairs and maintenance                                 114,696           135,148           165,877
   Management fees (Note 7)                                 43,393            54,465            60,796
   Utilities                                                97,341           109,586           155,487
   Professional fees                                        52,599            29,678            20,723
   Property taxes                                           37,222            52,449            89,386
   Loss on impairment of rental property (Note 4)           81,262         1,392,468                --
   Miscellaneous                                             6,969            13,459            21,827
                                                       -----------------------------------------------
                                                           442,001         1,835,377           803,069
                                                       -----------------------------------------------
              OPERATING INCOME (LOSS)                      108,046        (1,150,221)          355,399
                                                       -----------------------------------------------
Nonoperating income (expense):
   Interest income                                               --            6,409             7,512
   Interest expense                                       (145,951)         (248,057)         (426,557)
   Loss on sale of property (Note 4)                            --          (206,428)               --
   Other                                                     8,867             9,681            12,149
                                                       -----------------------------------------------
                                                          (137,084)         (438,395)         (406,896)
                                                       -----------------------------------------------
              NET LOSS                                     (29,038)       (1,588,616)          (51,497)
Deduct net loss applicable to limited
   partners (per limited partner unit
   1999 $(4.51); 1998 $(246.90); 1997 $(8.00))             (28,748)       (1,572,730)          (50,982)
                                                       -----------------------------------------------
              NET LOSS APPLICABLE TO GENERAL
              PARTNERS (PER GENERAL
              PARTNER UNIT 1999 $(0.05);
              1998 $(2.49); 1997 $(.08))               $      (290)      $   (15,886)      $      (515)
                                                       ===============================================


See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                            Comprehensive        General
                                                              Total             Income           Partners
--------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                $ 2,552,428                         $   2,199
Comprehensive income
   Net loss                                                   (51,497)      $   (51,497)           (515)
   Other comprehensive income, net of tax:
      Unrealized gain on securities available
      for sale, net of reclassification entry below               265               265
                                                                            -----------
Comprehensive income                                                        $   (51,232)
                                                          ---------------------------------------------

Balance, December 31, 1997                                  2,501,196                             1,684
Comprehensive income
   Net loss                                                (1,588,616)       (1,588,616)        (15,886)
   Other comprehensive income (loss), net of tax:
      Unrealized gain (loss) on securities available
      for sale, net of reclassification entry below           (12,302)          (12,302)
                                                                            -----------
Comprehensive income                                                        $(1,600,918)
                                                          --------------------------------------------
Balance, December 31, 1998                                    900,278                           (14,202)
Comprehensive income
   Net loss                                                   (29,038)          (29,038)           (290)
   Other comprehensive income (loss), net of tax:
      Unrealized gain (loss) on securities available
      for sale, net of reclassification entry below            (3,377)           (3,377)
                                                                            ------------
Comprehensive income                                                       $   (32,415)
                                                          ---------------------------------------------
Balance, December 31, 1999                                $   867,863                       $   (14,492)
                                                          ===========                       ===========


Reclassification adjustment                                   1999              1998              1997
                                                          -----------       -----------       -----------
   Unrealized holding gains (losses) arising              $    (4,871)      $   (12,249)      $     2,569
      during the period
   Less reclassification adjustment for (gains)
      losses included in net income (loss)                      1,494               (53)           (2,304)
                                                          -----------------------------------------------
   Net unrealized gain (loss) on investments securities   $    (3,377)      $   (12,302)      $       265
                                                          ===============================================

See Notes to Financial Statements.

                         Accumulated
                           Other
   Limited             Comprehensive
   Partners               Income
-----------------------------------

$ 2,545,393                $  4,836

    (50,982)


                                265

-----------------------------------
  2,494,411                   5,101

 (1,572,730)


                            (12,302)

-----------------------------------
    921,681                  (7,201)

    (28,748)


                             (3,377)

-----------------------------------
$   892,933                $(10,578)
===================================

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                1999                       1998                     1997
---------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
   Net (loss)                                                $  (29,038)               $(1,588,616)               $ (51,497)
   Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities:
      Depreciation                                                   --                     31,101                  238,882
      Amortization                                                   --                      3,298                   22,358
      Net realized (gains) losses on sale of securities
        available for sale                                        1,494                        (53)                  (2,304)
      Loss on sale of property                                       --                    206,428                       --
      Loss on impairment of rental property                      81,262                  1,392,468                       --
      Changes in assets and liabilities:
        (Increase) decrease in:
           Accounts receivable, tenant and accrued
              rent receivable                                     1,165                     28,184                   68,130
           Prepaid expenses                                          --                      7,053                   (4,853)
        Increase (decrease) in accounts payable and
           accrued expenses                                      12,868                   (127,681)                 (88,444)
                                                             --------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES                            67,751                    (47,818)                 182,272
                                                             --------------------------------------------------------------
Cash Flows From Investing Activities
   Purchase of securities available for sale                    (22,296)                  (381,027)                (293,255)
   Proceeds from sale of securities available for sale           20,138                    517,628                  218,576
   Purchase of investment property                              (35,511)                   (17,659)                 (23,248)
   Proceeds from sale of investment property                         --                  3,240,946                       --
   Disbursements for deferred leasing commissions                (3,452)                   (23,886)                  (4,008)
                                                             --------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN)
                 INVESTING ACTIVITIES                           (41,121)                 3,336,002                 (101,935)
                                                             --------------------------------------------------------------
Cash Flows from Financing Activities
   Principal payments on long-term borrowings
      and notes payable                                      (1,645,440)                (3,334,990)                (148,346)
   Proceeds from note payable, net                            1,585,000                         --                   57,517
                                                             --------------------------------------------------------------
              NET CASH (USED IN) FINANCING
                 ACTIVITIES                                     (60,440)                (3,334,990)                 (90,829)
                                                             --------------------------------------------------------------
              NET (DECREASE) IN CASH AND CASH
                 EQUIVALENTS                                    (33,810)                   (46,806)                 (10,492)
Cash and cash equivalents:
   Beginning                                                     45,738                     92,544                  103,036
                                                             --------------------------------------------------------------
   Ending                                                    $   11,928                $    45,738                $  92,544
                                                             ==============================================================

                                   (Continued)

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                               1999            1998            1997
-----------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
   Cash payment for interest, net of interest
      capitalized                                            $ 148,072       $  270,567     $ 432,193

Supplemental Disclosures of Noncash Transactions:
   Net unrealized gain (loss) on securities available
      for sale                                               $ (3,377)       $ (12,302)     $     265


See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS AND ORGANIZATION, PARTNERSHIP AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business and organization: The Partnership is a North Carolina limited partnership formed in July 1986. The purpose of the Partnership is to acquire, operate, hold for investment and sell commercial rental property. The Partnership sold the property located in Greenville, South Carolina during 1998 and held property located in Charlotte, North Carolina at December 31, 1999.

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

Investments: The leased property held for sale is stated at the lower of cost less accumulated depreciation or fair market value. Depreciation is computed by the straight-line method over 40 years for buildings and over 15 years for building improvements.

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

Disclosures about the fair value of financial instruments: Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. At December 31, 1999 and 1998, the carrying values of the Partnership's financial instruments, including accounts receivable which are due on demand and the mortgage payable which bears interest at market rates, approximate their fair values.

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

Note 2.  WORKING CAPITAL RESERVE

Per the Partnership Agreement, a minimum cash and cash equivalents reserve of $94,500 must be maintained to fund any expenditures that the cash flow generated from properties on operating leases is insufficient to meet. The Partnership did not meet the minimum requirement by $82,572 and $48,762 at December 31, 1999 and December 31, 1998, respectively.

Securities available for sale may be sold in order to fund future operating cash flow expenditures.

Note 3.  SECURITIES AVAILABLE FOR SALE

The following is a summary of the Partnership's securities available for sale as of December 31, 1999 and 1998:

                                                             Gross             Gross
                                                          Unrealized        Unrealized
                                         Cost               Gains             Losses          Fair Value
                                        -----------------------------------------------------------------
                                                                      1999
                                        -----------------------------------------------------------------
Securities available for sale:
   Mutual funds                         $101,643          $     --           $ (10,403)          $ 91,240
   Other equity investments               25,000              (175)                 --             24,825
                                        -----------------------------------------------------------------
                                        $126,643          $     --           $ (10,578)          $116,065
                                        =================================================================


                                        -----------------------------------------------------------------
                                                                       1998
                                        -----------------------------------------------------------------
Securities available for sale:
   Mutual funds                         $ 45,980          $     --           $  (1,477)          $ 44,503
   Other equity investments               80,000                --              (5,724)            74,276
                                        -----------------------------------------------------------------
                                        $125,980          $     --           $  (7,201)          $118,779
                                        =================================================================

At December 31, 1999, the Partnership did not have trading or held to maturity securities.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS


NOTE 3.     SECURITIES AVAILABLE FOR SALE (CONTINUED)

Gross realized gains and losses from the sale of securities available for sale for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                                             1999            1998              1997
                                                                         ---------------------------------------------
Realized gains                                                           $       5         $   4,712         $   2,396
Realized (losses)                                                           (1,499)           (4,659)              (92)
                                                                         ---------------------------------------------
                                                                         $  (1,494)        $      53         $   2,304
                                                                         =============================================

Unrealized gains (losses) on available-for-sale securities:
      Unrealized holding gains (losses) arising
        during the period                                                $  (4,871)        $ (12,249)        $   2,569
      Less:  Reclassification adjustment for gains
        (losses) realized in net (loss)                                     (1,494)               53             2,304
                                                                         ---------------------------------------------
      Other comprehensive income (loss)                                  $  (3,377)        $ (12,302)        $     265
                                                                         =============================================

The Partnership has only equity securities. Equity securities have no maturity date. Therefore, there are no amortized cost or fair values of securities available for sale as of December 31, 1999 by contractual maturity.

Proceeds from sales of securities available for sale during the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                             1999            1998              1997
                                                                         ---------------------------------------------
Proceeds from sales of securities available for sale                     $  20,138         $ 517,628         $ 218,576
                                                                         =============================================


Dividend income included in nonoperating income (expense) in the accompanying Statements of Operations totaled $10,361, $8,644, and $5,132 for the years ended December 31, 1999, 1998 and 1997, respectively.

The changes in the net unrealized gain (loss) on securities available for sale during the years ended December 31, 1999 and 1998 were $(3,377) and $(12,302), respectively, which have been included in the separate component of partners' equity.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS


NOTE 4.  LEASED PROPERTY HELD FOR SALE

The Partnership leases office facilities under various lease agreements. The following schedule provides an analysis of the Partnership's investment in property held for lease by major classes as of December 31, 1999 and 1998, respectively.

                                                                  1999                1998
                                                               ------------------------------
Land                                                           $   631,028        $   631,028
Building                                                         2,524,110          2,524,110
Building improvements                                            1,311,641          1,261,130
Building improvement in progress                                        --             15,000
                                                               ------------------------------
                                                                 4,466,779          4,431,268
Less accumulated depreciation                                      705,480            705,480
                                                               ------------------------------
                                                                 3,761,299          3,725,788
Less allowance on impairment of property                         1,473,730          1,392,468
                                                               ------------------------------
                                                               $ 2,287,569        $ 2,333,320
                                                               ==============================

The following is a schedule by years of all minimum future rentals on noncancelable operating leases as of December 31, 1999:


Year Ending
December 31,                                                                        Amount
---------------------------------------------------------------------------------------------
2000                                                                                  544,024
2001                                                                                  533,127
2002                                                                                  389,683
2003                                                                                       --
Thereafter                                                                                 --
                                                                                  -----------
                                                                                  $ 1,466,834
                                                                                  ===========

During the year ended December 31, 1998, the Partnership sold one of the properties for $3,471,000, resulting in a loss of $206,428. The net cash proceeds from the sale, after related costs and debt payoff, was $464,425. The net cash proceeds were used in a $500,000 payment on other debt, the proceeds of which had been used to fund the upfit on the property currently held. The carrying value of the building was approximately $3,425,000 at December 31, 1997.

The remaining property is currently contracted with a real estate broker. It is the intention of the General Partners to market and sell the property. The sales proceeds will be used to payoff debt/liabilities and return partners' equity. In 1998, the Partnership recorded a loss of $1,392,468 to reflect the $2,365,800 estimated sales value of the assets, net of related costs to sell. In 1999, the Partnership recorded an additional loss of $81,262 to expense additional improvements and to reflect the $2,323,500 reduced sales value of the assets, net of related costs to sell. This estimate is subject to potential significant change in the next year. Subsequent to the recognition of the impairment, depreciation and amortization of the related assets was discontinued.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS


NOTE 5.  NOTE PAYABLE, BANK, LONG-TERM DEBT AND PLEDGED ASSETS

The Partnership had a $1,000,000 line-of-credit with an outstanding balance of $-0- and $500,000 at December 31, 1999 and 1998, respectively. The line-of-credit allowed borrowings and repayments to be made on a daily basis. Outstanding balances on the line-of-credit bear interest at a variable rate tied to the bank's prime rate (prime rate was 7.75% at December 31, 1998). The line-of-credit expired during 1999.

Long-term debt and pledged assets consists of the following at December 31, 1999 and 1998:

                                                                        1999               1998
                                                                    ------------------------------
Note payable due in monthly installments of $14,976,
   including interest at 10.5%, through June 1999, with
   $1,115,064 due in July 1999, collateralized by mortgage
   on land and building                                             $        --        $ 1,145,441
Note payable, interest only at the bank's prime rate
   (8.50% at December 31, 1999), due monthly, balance
   to be paid in full March 2000, unsecured, guaranteed
   by a general partner                                               1,585,000
                                                                    ------------------------------
                                                                      1,585,000          1,145,441
Less current maturities                                               1,585,000          1,145,441
                                                                    ------------------------------
                                                                    $        --        $        --
                                                                    ==============================

Interest expense to Internet Services Corporation, an affiliate of the general partners, for the years ended December 31, 1999, 1998 and 1997 was $-0-, $-0-, and $669, respectively.

NOTE 6.  PRIORITY RETURN

The cumulative unpaid priority return to the limited partners is $2,652,401 and $2,409,617 at December 31, 1999 and 1998, respectively. There were no cash distributions to the limited partners for the priority return for the years ended December 31, 1999, 1998 and 1997. Based on the sale of the building in 1998 and current and projected real estate market conditions, the General Partners believe that it is reasonably unlikely that a future sale of the Partnership property would produce sufficient net sales proceeds to pay the priority return.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS


NOTE 7.  RELATED PARTY TRANSACTIONS


Management expenses paid to a General Partner and to Internet Services Corporation in connection with day-to-day operations of the Partnership amounted to $43,393, $54,465 and $60,796 for the years ended December 31, 1999, 1998 and 1997, respectively. Also, allocated expenses were paid to related parties in the amounts of $39,650, $56,792 and $34,620 for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 8.  MAJOR TENANTS

Rental income for the years ended December 31, 1999, 1998 and 1997, respectively, included approximate rentals from the following major tenants each of which accounted for 10% or more of the total rental income of the Partnership for those years:

                                                                Approximate Amount of Rental Income
                                                                        Year Ended December 31,
                                                          ---------------------------------------------
                                                              1999               1998            1997
                                                          ---------------------------------------------
Tenant A                                                  $  462,000         $  460,000      $  451,000
Tenant B*                                                         --            111,000         350,000
Tenant C*,**                                                      --                 --         138,000

*    Tenants B and C occupied the building in Greenville, SC.
**  Tenant C did not exceed 10% of total rental income in 1998.

Accounts receivable from each of the major tenants identified above were as follows at December 31, 1999 and 1998, respectively:

                                                                                     December 31,
                                                                             --------------------------
                                                                                    1999        1998
                                                                             --------------------------
Tenant A                                                                     $   38,530      $   39,695
Tenant B
Tenant C

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS


NOTE 9.  FUTURE REPORTING REQUIREMENTS


The FASB has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Partnership has not been required to adopt as of December 31, 1999. This Statement, which is effective for fiscal years beginning after June 15, 2000, establishes accounting and reporting standards for derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is not expected to have a significant impact on the Partnership.

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

         Faison S. Kuester, Jr., 54, graduated from the University of North Carolina at Chapel Hill with a Bachelor of Arts Degree in History in 1967. He is a resident of Charlotte, North Carolina. After three years service in the United States Army as a Lieutenant, Mr. Kuester joined Independence Development Corporation in 1972 serving as a director of leasing and management for a period of three years. In 1974, Mr. Kuester formed his own company, Kuester Realty and Management, in order to lease and manage commercial properties in Charlotte, North Carolina and surrounding communities. In addition to leasing and managing various commercial properties, Kuester Realty had developed two medical clinics in the Charlotte area. In 1980, Kuester Properties, Inc. ("KPI") was formed to specialize in on-site management of apartment communities in the southeastern United States. The following year Cauble and Kuester Company, Inc. was organized to lease and manage commercial properties in the metropolitan Atlanta area. This partnership brought together Cauble and Company, experienced mortgage lenders and leasing agents in the Atlanta market, and Kuester Realty and Management. Finally, in 1983, Kuester Development Corporation was formed to allow the Kuester companies to engage in selective real estate development projects in the southeastern United States.

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

         Dexter R. Yager, Sr., 60, is the President and founder of D&B Yager Enterprises, Inc., Mr. Yager's Amway distributorship business. Through D&B Yager Enterprises, Inc., Mr. Yager has been an independent distributor for Amway Corporation for over 35 years during which time he has achieved the status of Crown Ambassador, which is the highest level attainable as an Amway distributor. The Amway Corporation is one of the largest manufacturers of home care products in the world. He is also a former member and past president of the Amway Distributor Association Board of Directors. Mr. Yager has many other family-owned businesses and is responsible for the development of several businesses, including the following: Yager Personal Development, Inc., which handles Mr. Yager's services as a speaker at Amway events, Yager Construction Company, Inc., which is a general building contractor; and Dexter and Birdie Yager Family Limited Partnership, which owns various real estate investments and manages real estate for the Yager family.

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

         Item 13. Certain Relationships and Related Transactions. During the fiscal year ended December 31, 1999, FSK Properties, LLC received $54,106 for management fees, commissions and repair service fees. Internet Services Corporation, Inc. received $28,937 for providing accounting/management services. Internet Services Corporation, is owned equally by three trusts, the beneficial interests of which inure to the benefit of three children of Dexter
R. Yager, Sr., the sole General Partner of DRY Limited Partnership, which limited partnership is one of the two general partners of the Partnership. Janitorial services for the EastPark Executive Center are provided by Marquis Cleaning Services, which is operated and owned by Dexter R. Yager's nephew.

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

                  (i)      Independent Auditor's Report

                  (ii)     Balance Sheets as of December 31, 1999 and 1998

                  (iii) Statements of Operations for years ended December 31, 1999, 1998 and 1997 (iv) Statements of Partners' Equity for years ended December 31, 1999, 1998 and 1997

                  (v) Statements of Cash Flows for years ended December 31, 1999, 1998 and 1997

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

                  (10.1)*  Limited Partnership Agreement

                  (10.2)** Exclusive Leasing and Management Agreement dated
                           October 1, 1994 (EastPark Executive Center).

                  (23)     Consent of Independent Auditor

                  (27)     Financial Data Schedule

         (b)               Reports on Form 8-K:  None.

         (c) Exhibits: The exhibits listed in Item 14(a)(3) above and not incorporated herein by reference are filed with this Form 10-K.

         (d) Financial Statement Schedules: There are no financial statement schedules included in this Form 10-K report.
-------------------
* Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

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


                                     YAGER/KUESTER PUBLIC FUND
                                     LIMITED PARTNERSHIP

                                     By: FSK Limited Partnership


March 30, 2000                         By: /s/ Faison S. Kuester, Jr.
                                           ------------------------------------
                                                Faison S. Kuester, Jr.
                                                General Partner
                                                (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


 /s/ Jerry R. Haynes                    /s/ Faison S. Kuester
-------------------------------        ----------------------------------------
Jerry R. Haynes                        Faison S. Kuester, Jr., General
(Principal Accounting Officer)         Partner of FSK Limited Partnership,
                                       General Partner of the Partnership

Date  March 30, 2000                   Date  March 30, 2000


                                        /s/  Dexter R. Yager, Sr.
                                       ----------------------------------------
                                       Dexter R. Yager, Sr., General
                                       Partner of DRY Limited Partnership,
                                       General Partner of the Partnership

                                       Date  March 30, 2000