Form 10-Q
period 2000-03-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2000-05-12
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                    March 31, 2000
                 ---------------------------------------------------------------

                                       or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

Commission File Number:               0-18444
                       ---------------------------------------------------------

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          North Carolina                                 56-1560476
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

1300 Altura Road   Fort Mill, South Carolina                         29708
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

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS




                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                          March 31,        December 31,
                                                            2000               1999
                                                         -----------       -----------
   ASSETS                                                (Unaudited)          (Note)

CURRENT ASSETS
 Cash and cash equivalents                               $    34,627       $    11,928
 Accounts receivable, tenant                                  38,809            38,530
 Prepaid expenses                                                671                --
 Securities available for sale                                81,332           116,065
                                                         -----------       -----------

        Total current assets                                 155,439           166,523
                                                         -----------       -----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   2000 $705,480;  1999 $705,480                           2,287,569         2,287,569

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   2000 $12,190; 1999 $12,190                                  2,810             2,810
 Deferred leasing commissions, net of accumulated
   amortization 2000 $19,265; 1999 $19,265                    33,122            33,122
                                                         -----------       -----------

                                                         $ 2,478,940       $ 2,490,024
                                                         ===========       ===========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                    $ 1,561,000       $ 1,585,000
 Accounts payable                                              5,871            10,206
 Accrued expenses                                             24,589            26,955
 Deferred revenue                                              2,179                --
                                                         -----------       -----------

        Total current liabilities                          1,593,639         1,622,161
                                                         -----------       -----------

LONG-TERM DEBT, less current maturities                           --                --
                                                         -----------       -----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                            (14,334)          (14,492)
 Limited partners                                            908,571           892,933
 Unrealized gain on investment securities                     (8,936)          (10,578)
                                                         -----------       -----------

                                                             885,301           867,863
                                                         -----------       -----------

                                                         $ 2,478,940       $ 2,490,024
                                                         ===========       ===========

Note: The Condensed Balance Sheet at December 31, 1999 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                       Three Months Ended
                                            March 31,
                                    ------------------------
                                      2000            1999
                                    --------        --------
                                          (Unaudited)

Rental income                       $136,366        $134,932

Operating expenses:
 Wages and contract labor              1,500           1,500
 Depreciation and amortization            --              --
 Repairs and maintenance              30,019          27,416
 Management fees                       4,148           4,155
 Utilities                            23,102          21,597
 Professional fees                    17,766          15,320
 Property taxes                        9,621           8,995
 Miscellaneous                           935             900
                                    --------        --------

                                      87,091          79,883
                                    --------        --------

        Operating income              49,275          55,049
                                    --------        --------

Nonoperating income (expense):
 Interest and dividend income          2,259           2,654
 Interest expense                    (34,832)        (39,494)
 Other                                  (906)             --
                                    --------        --------

                                     (33,479)        (36,840)
                                    --------        --------

        Net income                  $ 15,796        $ 18,209
                                    ========        ========

        Net income per limited
          partnership unit          $   2.48        $   2.86
                                    ========        ========

See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                       Three Months Ended
                                                                            March 31,
                                                                     -----------------------
                                                                       2000           1999
                                                                     --------       --------
                                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $ 15,796       $ 18,209
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                           --             --
   Loss on sale of securities available for sale                          906             --
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and
      other receivables                                                  (950)           729
   (Decrease) Increase in accounts payable and accrued expenses        (4,522)        26,892
                                                                     --------       --------

        Net cash provided by operating activities                      11,230         45,830
                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                 36,094             --
 Purchase of securities available for sale                               (625)          (896)
 Improvements in investment property                                       --        (35,482)
 Disbursements for deferred leasing commissions                            --         (3,452)
                                                                     --------       --------

        Net cash provided (used) in investing activities               35,469        (39,830)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                           (24,000)       (14,990)
                                                                     --------       --------

        Net (used) in financing activities                            (24,000)       (14,990)

        Net increase (decrease) in cash and cash equivalents           22,699         (8,990)

Cash and cash equivalents:
 Beginning                                                             11,928         45,738
                                                                     --------       --------

 Ending                                                              $ 34,627       $ 36,748
                                                                     ========       ========

See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    Nature of Business:

      The Partnership was formed in July 1986 to acquire, operate, hold for investment and sell real estate. The Partnership currently owns the EastPark Executive Center in Charlotte, North Carolina. On April 24, 1998, the Partnership sold its only other real property holding, the BB&T building facilities (formerly the UCB building) located in Greenville, South Carolina.

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

4.    Priority Return:

      At December 31, 1999, the cumulative unpaid priority return to the unit holders was $2,652,401 compared to $2,409,617 one year prior. This increase resulted from no distributions being made to partners during the year. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the remaining Partnership property would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 1999 to March 31, 2000. All items are comparable.

Liquidity and Capital Resources

During the quarter ended March 31, 2000, the Partnership operations continued to meet working capital requirements, and the working capital deficit was decreased by approximately $17,000 from December 31, 1999. The working capital deficit at March 31, 2000 was $1,438,200. The current loan on the EastPark facility with First Union National Bank will mature on June 30, 2000. The General Partners will renew this loan if the EastPark facility is not sold before this date.

Results of Operations

Operations for the three months ended March 31, 2000 are comparable to the same period of the prior year. Rental income is up slightly due to escalation increases for the current tenants. Operating expenses are up approximately $7,000 as compared to the same period of the prior year. Repairs and maintenance and professional fees are main cause for this increase. Interest expense is down by approximately $4,600 due to the lower rate obtained on the EastPark refinancing in the prior year.

Status of EastPark Executive Center

The General Partners continue to focus on selling the EastPark facility and continue to have it listed with a commercial real estate broker. As previously reported, the General Partners entered into two separate sales contracts for such facility during 1999. Each contract included a sales price of $2,525,000. Both of these contracts were terminated by the prospective buyers under their respective terms of such contracts after due diligence by the buyers. The General Partners have also received lower offers which were declined. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time it can sell the property to a qualified buyer.

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

               Item 6.     Exhibit Index

                           (a) Exhibits:

                           Designation
                           Number Under
               Exhibit     Item 601 of
               Number      Regulation S-K   Exhibit Description
               ------      --------------   -------------------

                    1*         4            Instrument defining rights of
                                            security holders - set forth in the
                                            Limited Partnership Agreement

                    2*         10           Limited Partnership Agreement

                    3**        10.1         Exclusive Leasing and Management
                                            Agreement dated October 1, 1994
                                            (EastPark Executive Center)

                    4***       10.2         Listing Agreement of Property For
                                            Lease and/or Sale (EastPark
                                            Executive Center)

                    5          27           Financial Data Schedule



                           (b) Reports on Form 8-K:

                               No reports on Form 8-K have been filed during the three months ended March 31, 2000.





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

                                    YAGER/KUESTER PUBLIC FUND
                                    LIMITED PARTNERSHIP
                                    (Registrant)

                                     By:   DRY Limited Partnership,
                                           General Partner of Registrant


Date     05/11/00                    By:    /s/ Dexter R. Yager, Sr.
    ------------------------            ----------------------------
                                                Dexter R. Yager, Sr.
                                                General Partner

Date      05/11/00                   By:    /s/ Jerry R. Haynes
    ------------------------            ----------------------------
                                                Jerry R. Haynes
                                                Chief Financial Officer