Form 10-Q
period 2000-06-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2000-08-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended          June 30, 2000
                 ---------------------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number:               0-18444
                       ------------------------------------------

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          North Carolina                              56-1560476
--------------------------------------------------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
 of incorporation or organization)


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

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                           June 30,        December 31,
                                                             2000             1999
                                                         -----------       ----------
                                                         (Unaudited)         (Note)
   ASSETS

CURRENT ASSETS
 Cash and cash equivalents                               $   57,262        $   11,928
 Accounts receivable, tenant                                 39,016            38,530
 Prepaid expenses                                             1,083                --
 Securities available for sale                               62,183           116,065
                                                         ----------        ----------

        Total current assets                                159,544           166,523
                                                         ----------        ----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   2000 $705,480;  1999 $705,480                          2,287,569         2,287,569

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   2000 $12,190; 1999 $12,190                                 4,308             2,810
 Deferred leasing commissions, net of accumulated
   amortization 2000 $19,265; 1999 $19,265                   33,122            33,122
                                                         ----------        ----------

                                                         $2,484,543        $2,490,024
                                                         ==========        ==========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                    $   60,000        $1,585,000
 Accounts payable                                             2,408            10,206
 Accrued expenses                                            42,420            26,955
 Deferred revenue                                             2,179                --
                                                         ----------        ----------

        Total current liabilities                           107,007         1,622,161
                                                         ----------        ----------

LONG-TERM DEBT, less current maturities                   1,477,000                --
                                                         ----------        ----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                           (14,265)          (14,492)
 Limited partners                                           915,411           892,933
 Unrealized gain on investment securities                      (610)          (10,578)
                                                         ----------        ----------

        Total partner's equity                              900,536           867,863
                                                         ----------        ----------

                                                         $2,484,543        $2,490,024
                                                         ==========        ==========

Note: The Condensed Balance Sheet at December 31, 1999 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                       Three Months Ended               Six Months Ended
                                            June 30,                        June 30,
                                    ------------------------        ------------------------
                                      2000            1999            2000            1999
                                    --------        --------        --------        --------
                                          (Unaudited)                     (Unaudited)

Rental income                       $137,965        $140,200        $274,331        $275,132

Operating expenses:
 Wages and contract labor              1,500           2,004           3,000           3,504
 Depreciation and amortization            --              --              --              --
 Repairs and maintenance              33,711          28,436          63,730          55,852
 Management fees                       4,133           4,122           8,281           8,277
 Utilities                            22,569          21,962          45,671          43,559
 Professional fees                    18,517          28,025          35,567          43,345
 Property taxes                        9,621           8,994          19,242          17,989
 Miscellaneous                         1,587           2,328           3,238           3,228
                                    --------        --------        --------        --------

                                      91,638          95,871         178,729         175,754
                                    --------        --------        --------        --------

        Operating income              46,327          44,329          95,602          99,378
                                    --------        --------        --------        --------

Nonoperating income (expense):
 Interest and dividend income          1,798           2,269           4,057           4,923
 Interest expense                    (36,242)        (39,201)        (71,074)        (78,695)
 Other                                (4,974)         (1,494)         (5,880)         (1,494)
                                    --------        --------        --------        --------

                                     (39,418)        (38,426)        (72,897)        (75,266)
                                    --------        --------        --------        --------

        Net income                  $  6,909        $  5,903        $ 22,705        $ 24,112
                                    ========        ========        ========        ========

        Net income per limited
          partnership unit          $   1.08        $   0.93        $   3.56        $   3.79
                                    ========        ========        ========        ========

See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                     Six Months Ended
                                                                          June 30,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
                                                                        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $ 22,705       $  5,903
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                        --             --
   Loss on sale of securities available for sale                     5,880             --
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and                   (1,569)           729
      other receivables
   Increase in accounts payable and accrued expenses                 9,846         26,892
                                                                  --------       --------

        Net cash provided by operating activities                   36,862         33,524
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                              91,120             --
 Purchase of securities available for sale                         (33,150)          (896)
 Improvements in investment property                                    --        (35,482)
 Disbursements for deferred charges                                 (1,498)            --
 Disbursements for deferred leasing commissions                         --         (3,452)
                                                                  --------       --------

        Net cash provided (used) in investing activities            56,472        (39,830)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                        (48,000)       (14,990)
                                                                  --------       --------

        Net (used) in financing activities                         (48,000)       (14,990)

        Net increase (decrease) in cash and cash equivalents        45,334        (21,296)

Cash and cash equivalents:
 Beginning                                                          11,928         45,738
                                                                  --------       --------

 Ending                                                           $ 57,262       $ 24,442
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

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 1999 to June 30, 2000. All items are comparable.

Liquidity and Capital Resources

During the quarter ended June 30, 2000, the Partnership operations continued to meet working capital requirements, and working capital was improved to a surplus of $52,537. The approximate $1,500,000 improvement in working capital was due to the reclassification of a portion of the debt to long-term liabilities. The First Union National Bank loan on the EastPark facility matured on June 30, 2000. The General Partners refinanced this loan with the same institution. Under the terms of the new loan, the monthly payment will consist of a $5,000 principal payment and a interest payment calculated at the bank's prime rate (currently 9.5%). The loan will mature on June 30, 2002.

Results of Operations

Operations for the six months ended June 30, 2000 are comparable to the same period of the prior year. Rental income is down slightly due to increased vacancy in the current year. Escalation increases for the current tenants have diminished the effects of this increased vacancy. Operating expenses are up approximately $3,000 as compared to the same period of the prior year. Repairs and maintenance is the main cause for this increase. Interest expense is down by approximately $7,600 due to a lower rate and outstanding loan balance.

Status of EastPark Executive Center

The General Partners continue to focus on selling the EastPark facility and continue to have it listed with a commercial real estate broker. As previously reported, the General Partners entered into two separate sales contracts for such facility during 1999. Each contract included a sales price of $2,525,000. Both of these contracts were terminated by the prospective buyers under their respective terms of such contracts after due diligence by the buyers. The General Partners have also received lower offers which were declined. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as the Partnership can sell the property to a qualified buyer.

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

               Item 6.     Exhibit Index

                           (a) Exhibits:

                           Designation
                           Number Under
               Exhibit     Item 601 of
               Number      Regulation S-K    Exhibit Description
               ------      --------------    -------------------

                    1*         4             Instrument defining rights of
                                             security holders - set forth in the
                                             Limited Partnership Agreement

                    2*         10            Limited Partnership Agreement

                    3**        10.1          Exclusive Leasing and Management
                                             Agreement dated October 1, 1994
                                             (EastPark Executive Center)

                    4***       10.2          Listing Agreement of Property For
                                             Lease and/or Sale (EastPark
                                             Executive Center)

                    5          10.3          Promissory Note with First Union
                                             National Bank (EastPark Executive
                                             Center)

                    6          27            Financial Data Schedule



                           (b) Reports on Form 8-K:

                               No reports on Form 8-K have been filed during the three months ended June 30, 2000.


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

                                         YAGER/KUESTER PUBLIC FUND
                                         LIMITED PARTNERSHIP
                                         (Registrant)

                                          By: DRY Limited Partnership,
                                              General Partner of Registrant


Date   08/11/00                           By: /s/ Dexter R. Yager, Sr.
    ----------------------------------        ----------------------------------
                                                  Dexter R. Yager, Sr.
                                                  General Partner

Date   08/11/00                           By: /s/ Jerry R. Haynes
    ----------------------------------        ----------------------------------
                                                  Jerry R. Haynes
                                                  Chief Financial Officer