Form 10-Q
period 2000-09-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2000-11-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                   September 30, 2000
                   -------------------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to  ____________________

Commission File Number:        0-18444
                         ------------------

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

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS

                                                                 September 30,       December 31,
                                                                     2000                1999
                                                                 -------------       -----------
   ASSETS                                                         (Unaudited)           (Note)

CURRENT ASSETS
 Cash and cash equivalents                                           $ 69,999          $ 11,928
 Accounts receivable, tenant                                           39,016            38,530
 Prepaid expenses                                                         839                --
 Securities available for sale                                         64,200           116,065
                                                                 -------------       -----------

        Total current assets                                          174,054           166,523
                                                                 -------------       -----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   2000 $705,480;  1999 $705,480                                    2,287,569         2,287,569

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   2000 $12,190; 1999 $12,190                                           4,308             2,810
 Deferred leasing commissions, net of accumulated
   amortization 2000 $19,265; 1999 $19,265                             33,122            33,122
                                                                 -------------       -----------

                                                                  $ 2,499,053        $ 2,490,024
                                                                 =============       ===========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                                $ 60,000        $ 1,585,000
 Accounts payable                                                       1,239            10,206
 Accrued expenses                                                      49,270            26,955
 Deferred revenue                                                          --                --
                                                                 -------------       -----------

        Total current liabilities                                     110,509         1,622,161
                                                                 -------------       -----------

LONG-TERM DEBT, less current maturities                             1,467,000                --
                                                                 -------------       -----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                                     (14,064)          (14,492)
 Limited partners                                                     935,341           892,933
 Unrealized gain (loss) on investment securities                          267           (10,578)
                                                                 -------------       -----------

        Total partner's equity                                        921,544           867,863
                                                                 -------------       -----------

                                                                  $ 2,499,053        $ 2,490,024
                                                                 =============       ===========


 Note: The Condensed Balance Sheet at December 31, 1999 has been taken from the audited financial statements at that date.
                  See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended                       Nine Months Ended
                                                             September 30,                            September 30,
                                                   -------------------------------          --------------------------------
                                                       2000               1999                  2000                1999
                                                   ------------       ------------          ------------        ------------
                                                             (Unaudited)                               (Unaudited)
Rental income                                        $ 137,965          $ 140,199             $ 412,296           $ 415,331

Operating expenses:
 Wages and contract labor                                1,500              1,500                 4,500               5,004
 Depreciation and amortization                              --                 --                    --                  --
 Repairs and maintenance                                36,420             28,656               100,150              84,508
 Management fees                                         4,073              4,177                12,354              12,454
 Utilities                                              23,206             25,732                68,877              69,291
 Professional fees                                       7,815             17,566                43,382              60,911
 Property taxes                                          9,621              8,995                28,863              26,984
 Miscellaneous                                           1,858              1,126                 5,096               4,354
                                                   ------------       ------------          ------------        ------------

                                                        84,493             87,752               263,222             263,506
                                                   ------------       ------------          ------------        ------------

        Operating income                                53,472             52,447               149,074             151,825
                                                   ------------       ------------          ------------        ------------

Nonoperating income (expense):
 Interest and dividend income                            2,713              2,453                 6,770               7,376
 Interest expense                                      (37,225)           (33,508)             (108,299)           (112,203)
 Other                                                   1,171              1,494                (4,709)             (1,494)
                                                   ------------       ------------          ------------        ------------

                                                       (33,341)           (29,561)             (106,238)           (106,321)
                                                   ------------       ------------          ------------        ------------

        Net income                                    $ 20,131           $ 22,886              $ 42,836            $ 45,504
                                                   ============       ============          ============        ============

        Net income per limited
          partnership unit                              $ 3.16             $ 3.59                $ 6.72              $ 7.14
                                                   ============       ============          ============        ============


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                               -------------------------------------
                                                                                     2000                  1999
                                                                               ---------------        --------------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $ 42,836              $ 22,886
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                           --                    --
   Loss on sale of securities available for sale                                        5,880                    --
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and                                      (1,325)                  729
      other receivables
   Increase in accounts payable and accrued expenses                                   13,348                26,892
                                                                               ---------------        --------------

        Net cash provided by operating activities                                      60,739                50,507
                                                                               ---------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                                 91,120                    --
 Purchase of securities available for sale                                            (34,290)                 (896)
 Improvements in investment property                                                       --               (35,482)
 Disbursements for deferred charges                                                    (1,498)                   --
 Disbursements for deferred leasing commissions                                            --                (3,452)
                                                                               ---------------        --------------

        Net cash provided (used) in investing activities                               55,332               (39,830)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                                           (58,000)              (14,990)
                                                                               ---------------        --------------

        Net (used) in financing activities                                            (58,000)              (14,990)

        Net increase (decrease) in cash and cash equivalents                           58,071                (4,313)

Cash and cash equivalents:
 Beginning                                                                             11,928                45,738
                                                                               ---------------        --------------

 Ending                                                                              $ 69,999              $ 41,425
                                                                               ===============        ==============

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

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 1999 to September 30, 2000. All items are comparable.

Liquidity and Capital Resources

During the quarter ended September 30, 2000, the Partnership operations continued to meet working capital requirements, and working capital was improved to a surplus of $63,545. The approximate $1,500,000 improvement in working capital was due to the reclassification of a portion of the debt to long-term liabilities. The First Union National Bank loan on the EastPark facility matured on June 30, 2000. The General Partners refinanced this loan with the same institution. Under the terms of the new loan, the monthly payment will consist of a $5,000 principal payment and an interest payment calculated at the bank's prime rate (currently 9.5%). The loan will mature on June 30, 2002.

Results of Operations

Operations for the nine months ended September 30, 2000 are comparable to the same period of the prior year. Rental income is down slightly due to increased vacancy in the current year. Escalation increases for the current tenants have diminished the effects of this increased vacancy. Total operating expenses are comparable to the same period of the prior year, although repairs and maintenance are up approximately $16,000 and professional fees are down approximately $17,000.

Status of EastPark Executive Center

The General Partners continue to focus on selling the EastPark facility and continue to have it listed with a commercial real estate broker. As previously reported, the General Partners entered into two separate sales contracts for such facility during 1999. Each contract included a sales price of $2,525,000. Both of these contracts were terminated by the prospective buyers under their respective terms of such contracts after due diligence by the buyers. The General Partners have also received lower offers which were declined. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as the Partnership can sell the property to a qualified buyer. The Partnership is currently in negotiations with the major tenant at the EastPark facility, the IRS, for an additional 2,200 square feet at a lease rate of $14.83 per square foot. Estimated upfit costs associated with this lease are approximately $10,000. The EastPark facility will be 93% occupied upon execution of this lease.


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



                         (b)      Reports on Form 8-K:

                                  No reports on Form 8-K have been filed during the three months ended September 30, 2000.



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

                                      YAGER/KUESTER PUBLIC FUND
                                      LIMITED PARTNERSHIP
                                      (Registrant)

                                      By:      DRY Limited Partnership,
                                               General Partner of Registrant


Date     11/15/00                     By:      /s/  Dexter R. Yager, Sr.
     ------------------                   --------------------------------------
                                                    Dexter R. Yager, Sr.
                                                    General Partner

Date     11/15/00                     By:      /s/  Thomas K. Emery
     ------------------                   --------------------------------------
                                                    Thomas K. Emery
                                                    Chief Financial Officer