Form 10-K405
period 2000-12-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2001-03-29
CIK 797397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission file number 0-8444

Yager/Kuester Public Fund Limited Partnership
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          North Carolina                                56-1560476
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1300 Altura Road, P.O. Box 1329
Fort Mill, South Carolina                                    29708
-------------------------------                     -------------------------
(Address of principal offices)                             (Zip Code)

Registrant's telephone number, including area code:    (803) 547-9100

Securities registered pursuant to Section 12(b) of the Act:

                            Name of Each Exchange on
         Title of Each Class                        Which Registered
         -------------------                    ------------------------
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

         The sole business of the Partnership currently is the operation of the EastPark Executive Center located in Charlotte, North Carolina ("EastPark"). This commercial office building was purchased with the proceeds of the public offering and loan funds (described below). The Partnership previously owned a second office building that was sold on April 24, 1998. (See Item 2 below for a description of the properties.) The lease terms with the major tenant at EastPark are summarized below.

                  EastPark Executive Center, Charlotte, NC - the General Services Administrator ("GSA") has a lease term for a ten (10) year period ending on October 31, 2004, at a rental rate of $14.83 per square foot. GSA may, at its election, terminate the lease after eight
         (8) years. The GSA entered into a lease amendment covering an additional 2,200 square feet with a commencement date of February 1, 2001 at the same rate and term. The GSA leased premises now include approximately 34,000 square feet. The Partnership incurred leasehold improvements expense of approximately $1,092,000 for the GSA space as a condition for renewal of its lease. Such improvements were completed in October 1996. Upfit and commission costs associated with the new lease amendment were approximately $12,000. The GSA lease accounts for approximately 86% of the rental income related to the EastPark Executive Center. The remaining leasehold space is leased to two other tenants.

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

         On November 30, 1989, the Partnership acquired the BB&T Bank Building (formerly the UCB Building), a three-story office building in Greenville, South Carolina with net leasable area of 39,138 square feet, for a purchase price of $4,202,544 of which $3,110,000 was provided by a first mortgage loan from United Omaha. This mortgage loan became due on December 1, 1996 and was refinanced with First Union. On April 24, 1998, this property was sold for $3,471,000, resulting in a loss to the Partnership of $206,428.

         In connection with the office building purchases, $26,312 of acquisition costs were capitalized.

         No further purchases of real property are projected and no funds are available for that purpose. (See Item 7 below, "Status of EastPark Facility" for recent developments regarding the property.)

         Item 3. Legal Proceedings. The Partnership is not involved in any legal proceedings and was not so involved during the year ended December 31, 2000.

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

         Item 6. Selected Financial Data.

                                                                       At or For
                                                                Year Ended December 31,
                               ------------------------------------------------------------------------------------------
                                   2000               1999                1998                1997                1996
                                   ----               ----                ----                ----                ----
Summary of Operations
   Rental income               $   552,906        $   550,047         $   685,156         $ 1,158,468         $ 1,150,758
   Net income (loss)                65,282            (29,038)         (1,588,616)            (51,497)             40,561
   Net income (loss)
     per limited
     partnership unit                10.11              (4.50)            (246.12)              (7.98)               6.28
Summary of Financial
Position:
   Total assets                $ 2,508,982        $ 2,490,024         $ 2,570,012         $ 7,633,602         $ 7,864,107
   Long-term debt, less
     current maturities          1,452,000                 --                  --           1,145,441           4,059,909
   Note Payable                         --                 --             500,000           1,000,000             942,483
   Distribution per
     Limited partner-                   --                 --                  --                  --                  --
     ship unit
   Number of limited
     partnership units               6,390              6,390               6,390               6,390               6,390

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources

                  During the year ended December 31, 2000, the Partnership continued to fund working capital requirements and working capital was improved to a surplus of $65,585. The working capital deficit at December 31, 1999 was $1,455,638. The approximate $1,500,000 improvement in working capital was due to the reclassification of a portion of the debt to long-term liabilities. The First Union National Bank loan on the EastPark facility matured on June 30, 2000. The General Partners refinanced this loan with the same institution. Under the terms of the new loan, the monthly payment will consist of a $5,000 principal payment and an interest payment calculated at the bank's prime rate (currently 9.5%). The loan will mature on June 30, 2002.

                  The cumulative unpaid priority return to the unit holders increased from $2,652,401 at December 31, 1999 to $2,895,185 at December 31, 2000. This increase resulted from no distributions being made to partners during the year and the pro rata share otherwise due partners pursuant to the Limited Partnership Agreement. Based on current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay the priority return.

         During the year ended December 31, 2000, the Partnership had net income of $65,282 compared to the net (loss) of ($29,038) in 1999. (See "Results of Operations" below for explanation of variance.) Rental income, operating expenses and interest expense for the years ended December 31, 2000 and 1999 resulted exclusively from the operations of the Partnership's commercial real estate properties. The EastPark Executive Center buildings, purchased June 23, 1989, were 88% leased at both December 31, 2000 and December 1999. Upon commencement of the new supplemental lease with GSA on February 1, 2001, the EastPark Executive Center will be 93% leased.

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


         Results of Operations

         Comparison of 2000 results with 1999.

         Operating income for the year ended December 31, 2000 was $205,529. This is a 91% increase from the prior year. The main cause for the increase is due to the recording of a loss on impairment of value for the EastPark facility for $81,262 in the prior year. In 2000, there was no further impairment of value recorded. Operating income exclusive of the impairment was up approximately $16,000 or 9%. Rental income was up slightly due to escalation increases on the current leases. Professional fees are down approximately $32,000 from the prior years, but increase in repairs and maintenance almost completely offsets the decrease in professional fees.

         Comparison of 1999 results with 1998.

         Operating results increased from an operating loss of ($1,150,221) during the year ended December 31, 1998 to an operating income of $108,046 for the comparable year 1999. The main cause for the increase between years is due to the recording of a loss on impairment of value for the EastPark facility for $1,392,468 in 1998. Revenue and operating expense, not inclusive of the impairment of rental property, were lower overall in 1999 by approximately $53,000. This is due to the 1999 results including operations only from the EastPark facility, whereas in 1998 the results also included a partial year of operating from the BB&T building. The only line item which increased in 1999 is professional fees. The cause for this increase was due to the additional work needed for the various contracts during the year. Interest expense decreased by approximately $102,000 from 1998 due to the lower rate obtained on the EastPark refinancing and due to the sale of the BB&T building.


         Status of EastPark Facility

         The General Partners are continuing to focus on selling the EastPark facility and continue to have it listed with a commercial real estate broker. During 1999, the General Partners entered into two separate sales contracts for $2,525,000 each. After due diligence by the prospective buyers, the sales contracts were terminated under the terms of the contract. The most recent contract with Four Dan, LLC was terminated on March 1, 2000 under the terms of their contract. The General Partners have also received several other offers for lower amounts, which were declined. The General Partners also continue working on increasing the occupancy at EastPark.

         Item 8. Financial Statements and Supplementary Data. The financial statements are attached hereto.

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Yager/Kuester Public Fund
   Limited Partnership
Fort Mill, South Carolina

We have audited the accompanying balance sheets of Yager/Kuester Public Fund Limited Partnership as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yager/Kuester Public Fund Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.




Charlotte, North Carolina
February 7, 2001

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999


ASSETS                                                                 2000               1999
--------------------------------------------------------------------------------------------------
Current Assets
  Cash and cash equivalents (Note 2)                              $    72,209         $    11,928
  Accounts receivable, tenants (Note 8)                                54,159              38,530
  Securities available for sale (Note 3)                               59,113             116,065
                                                         -----------------------------------------
        TOTAL CURRENT ASSETS                                          185,481             166,523
                                                         -----------------------------------------
Investments
  Leased property held for sale, net (Note 4)                       2,287,569           2,287,569
                                                         -----------------------------------------
Other Assets
  Deferred charges, net of accumulated amortization
    2000 $12,190; 1999 $12,190 (Note 4)                                 2,810               2,810
  Deferred leasing commissions, net of accumulated
    amortization 2000 $19,265; 1999 $19,265 (Note 4)                   33,122              33,122
                                                         -----------------------------------------
                                                                       35,932              35,932
                                                         -----------------------------------------
                                                                  $ 2,508,982         $ 2,490,024
                                                         =========================================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------------------------------------------------------------------------
Current Liabilities
  Current maturities of long-term debt (Note 5)                   $    60,000         $ 1,585,000
  Accounts payable                                                      5,994              10,206
  Accrued expenses                                                     53,902              26,955
                                                         -----------------------------------------
        TOTAL CURRENT LIABILITIES                                     119,896           1,622,161
                                                         -----------------------------------------
Long-Term Debt, less current maturities (Note 5)                    1,452,000                   -
                                                         -----------------------------------------
Commitment and Contingency (Note 6)
Partners' Equity
  General partners                                                    (13,840)            (14,492)
  Limited partners (Note 6)                                           957,563             892,933
  Other comprehensive income, unrealized (loss) on
    investment securities (Note 3)                                    (6,637)            (10,578)
                                                         -----------------------------------------
                                                                      937,086             867,863
                                                         -----------------------------------------
                                                                  $ 2,508,982         $ 2,490,024
                                                         =========================================

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                        2000              1999              1998
-------------------------------------------------------------------------------------------------------------------
Rental income (Notes 4 and 8)                                        $ 552,906         $ 550,047         $ 685,156
                                                             ------------------------------------------------------
Operating expenses:
  Contract labor                                                         6,270             6,504             8,777
  Depreciation and amortization                                              -                 -            34,399
  Repairs and maintenance                                              137,222           115,915           137,232
  Management fees (Note 7)                                              16,493            16,471            21,299
  Utilities                                                             89,360            97,341           109,586
  Professional fees                                                     49,503            81,536            64,642
  Property taxes                                                        37,222            37,222            52,449
  Loss on impairment of rental property (Note 4)                             -            81,262         1,392,468
  Miscellaneous                                                         11,307             5,750            14,525
                                                             ------------------------------------------------------
                                                                       347,377           442,001         1,835,377
                                                             ------------------------------------------------------
        OPERATING INCOME (LOSS)                                        205,529           108,046        (1,150,221)
                                                             ------------------------------------------------------
Nonoperating income (expense):
  Interest and dividend income                                           9,604            10,361            16,037
  Interest expense                                                    (145,143)         (145,951)         (248,057)
  Loss on sale of property (Note 4)                                          -                 -          (206,428)
  Other                                                                 (4,708)           (1,494)               53
                                                             ------------------------------------------------------
                                                                      (140,247)         (137,084)         (438,395)
                                                             ------------------------------------------------------
        NET INCOME (LOSS)                                               65,282           (29,038)       (1,588,616)
Deduct net income (loss) applicable to limited
  partners (per limited partner unit
  2000 $10.11; 1999 $(4.50); 1998 $(246.12))                            64,630           (28,748)       (1,572,730)
                                                             ------------------------------------------------------
        NET INCOME (LOSS) APPLICABLE TO
        GENERAL PARTNERS (PER GENERAL
        PARTNER UNIT 2000 $13.04;
        1999 $(5.80); 1998 $(317.72))                                $     652         $    (290)        $ (15,886)
                                                             ======================================================

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                                                   Accumulated
                                                                                                                     Other
                                                                  Comprehensive     General         Limited       Comprehensive
                                                        Total      Income (Loss)    Partners        Partners      Income (Loss)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                           $2,501,196                     $   1,684      $ 2,494,411       $   5,101
Comprehensive income
  Net loss                                           (1,588,616)    $(1,588,616)      (15,886)      (1,572,730)
                                                  --------------------------------------------
  Other comprehensive income, net of tax:
    Unrealized loss on securities available
    for sale, net of reclassification entry below       (12,302)        (12,302)                                       (12,302)
                                                                ----------------
Comprehensive income                                                $(1,600,918)
                                                  --------------================-----------------------------------------------
Balance, December 31, 1998                              900,278                       (14,202)         921,681          (7,201)
Comprehensive income
  Net loss                                              (29,038)    $   (29,038)         (290)         (28,748)
  Other comprehensive loss, net of tax:
    Unrealized loss on securities available
    for sale, net of reclassification entry below        (3,377)         (3,377)                                        (3,377)
                                                                ----------------
Comprehensive income                                                $   (32,415)
                                                  --------------================-----------------------------------------------
Balance, December 31, 1999                              867,863                       (14,492)         892,933         (10,578)
Comprehensive income
  Net income                                             65,282     $    65,282           652           64,630
  Other comprehensive income, net of tax:
    Unrealized gain on securities available
    for sale, net of reclassification entry below         3,941           3,941                                          3,941
                                                                ----------------
Comprehensive income                                                $    69,223
                                                  --------------================-----------------------------------------------
Balance, December 31, 2000                           $  937,086                     $ (13,840)     $   957,563       $  (6,637)
                                                  ==============                ===============================================

Reclassification adjustment                              2000             1999          1998
                                                  --------------------------------------------
  Unrealized holding losses arising                  $   (1,939)    $    (4,871)    $ (12,249)
    during the period
  Less reclassification adjustment for (gains)
    losses included in net income (loss)                  5,880           1,494           (53)
                                                  --------------------------------------------
  Net unrealized gain (loss) on investments
     securities                                      $    3,941     $    (3,377)    $ (12,302)
                                                  ============================================

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                          2000            1999             1998
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income (loss)                                                    $ 65,282        $ (29,038)      $(1,588,616)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation                                                              -                -            31,101
    Amortization                                                              -                -             3,298
    Net realized (gains) losses on sale of securities
    available for sale                                                    5,880            1,494               (53)
    Loss on sale of property                                                  -                -           206,428
    Loss on impairment of rental property                                     -           81,262         1,392,468
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable, tenant and accrued
          rent receivable                                               (15,629)           1,165            28,184
        Prepaid expenses                                                      -                -             7,053
      Increase (decrease) in accounts payable and
        accrued expenses                                                 22,735           12,868          (127,681)
                                                              -----------------------------------------------------
          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                                         78,268           67,751           (47,818)
                                                              -----------------------------------------------------
Cash Flows From Investing Activities
  Purchase of securities available for sale                             (36,106)         (22,296)         (381,027)
  Proceeds from sale of securities available for sale                    91,119           20,138           517,628
  Purchase of investment property                                             -          (35,511)          (17,659)
  Proceeds from sale of investment property                                   -                -         3,240,946
  Disbursements for deferred leasing commissions                              -           (3,452)          (23,886)
                                                              -----------------------------------------------------
          NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES                                         55,013          (41,121)        3,336,002
                                                              -----------------------------------------------------
Cash Flows from Financing Activities
  Principal payments on long-term borrowings
    and notes payable                                                   (73,000)      (1,645,440)       (3,334,990)
  Proceeds from note payable, net                                             -        1,585,000                 -
                                                              -----------------------------------------------------
          NET CASH (USED IN) FINANCING
            ACTIVITIES                                                  (73,000)         (60,440)       (3,334,990)
                                                              -----------------------------------------------------
          NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                                             60,281          (33,810)          (46,806)
Cash and cash equivalents:
  Beginning                                                              11,928           45,738            92,544
                                                              -----------------------------------------------------
  Ending                                                               $ 72,209        $  11,928       $    45,738
                                                              =====================================================

                                   (Continued)

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                            2000             1999            1998
----------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
Cash payment for interest                                 $143,932        $ 148,072       $ 270,567

Supplemental Disclosures of Noncash Transactions:
Net unrealized gain (loss) on securities available
for sale                                                  $  3,941        $  (3,377)      $ (12,302)

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND ORGANIZATION, PARTNERSHIP AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business and organization: The Partnership is a North Carolina limited partnership formed in July 1986. The purpose of the Partnership is to acquire, operate, hold for investment and sell commercial rental property. The Partnership sold the property located in Greenville, South Carolina during 1998 and held property located in Charlotte, North Carolina at December 31, 2000.

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

Disclosures about the fair value of financial instruments: Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. At December 31, 2000 and 1999, the carrying values of the Partnership's financial instruments, including accounts receivable which are due on demand and the mortgage payable which bears interest at market rates, approximate their fair values.

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

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND ORGANIZATION, PARTNERSHIP AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications: The Company's policy is to reclassify certain amounts reported in prior year financial statements when necessary for conformity with classifications adopted in current year. These reclassifications do not have a material effect on prior year financial statements.

NOTE 2.  WORKING CAPITAL RESERVE

Per the Partnership Agreement, a minimum cash and cash equivalents reserve of $94,500 must be maintained to fund any expenditures that the cash flow generated from properties on operating leases is insufficient to meet. The Partnership did not meet the minimum requirement by $22,291 and $82,572 at December 31, 2000 and December 31, 1999, respectively.

Securities available for sale may be sold in order to fund future operating cash flow expenditures.

NOTE 3.  SECURITIES AVAILABLE FOR SALE

The following is a summary of the Partnership's securities available for sale as of December 31, 2000 and 1999:

                                                                            Gross         Gross
                                                                         Unrealized    Unrealized
                                                              Cost           Gains       Losses       Fair Value
                                                      ----------------------------------------------------------
                                                                                 2000
                                                      ----------------------------------------------------------
Securities available for sale:
Mutual funds                                                $ 62,311          $ -       $ (6,728)      $ 55,583
Mortgage-backed securities                                     3,439           91                         3,530
                                                      ----------------------------------------------------------
                                                            $ 65,750         $ 91       $ (6,728)      $ 59,113
                                                      ==========================================================

                                                                                 1999
                                                      ----------------------------------------------------------
Securities available for sale:
Mutual funds                                               $ 101,643          $ -      $ (10,403)       $91,240
Other equity investments                                      25,000            -           (175)        24,825
                                                      ----------------------------------------------------------
                                                           $ 126,643          $ -      $ (10,578)     $ 116,065
                                                      ==========================================================


At December 31, 2000, the Partnership did not have trading or held to maturity securities.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.  SECURITIES AVAILABLE FOR SALE (CONTINUED)

Gross realized gains and losses from the sale of securities available for sale for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                      2000              1999              1998
                                                 --------------------------------------------------
Realized gains                                       $      -          $      5          $   4,712
Realized (losses)                                      (5,880)           (1,499)            (4,659)
                                                 --------------------------------------------------
                                                     $ (5,880)         $ (1,494)         $      53
                                                 ==================================================

Unrealized gains (losses) on available-for-sale
  securities:
    Unrealized holding gains (losses) arising
        during the period                            $ (1,939)         $ (4,871)         $ (12,249)
    Less:  Reclassification adjustment for gains
        (losses) realized in net (loss)                (5,880)           (1,494)                53
                                                 --------------------------------------------------
    Other comprehensive income (loss)                $  3,941          $ (3,377)         $ (12,302)
                                                 ==================================================

The Partnership has only equity securities. Equity securities have no maturity date. Therefore, there are no amortized cost or fair values of securities available for sale as of December 31, 2000 by contractual maturity.

Proceeds from sales of securities available for sale during the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                      2000              1999               1998
                                                            ------------------------------------------------------
Proceeds from sales of securities available for sale                $ 91,119          $ 20,138          $ 517,628
                                                            ======================================================

Dividend income included in nonoperating income (expense) in the accompanying Statements of Operations totaled $9,059, $10,361, and $8,644 for the years ended December 31, 2000, 1999 and 1998, respectively.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4.  LEASED PROPERTY HELD FOR SALE

The Partnership leases office facilities under various lease agreements. The following schedule provides an analysis of the Partnership's investment in property held for lease by major classes as of December 31, 2000 and 1999, respectively.

                                                2000               1999
                                          ---------------------------------
Land                                        $   631,028        $   631,028
Building                                      2,524,110          2,524,110
Building improvements                         1,311,641          1,311,641
Building improvement in progress                      -                  -
                                          ---------------------------------
                                              4,466,779          4,466,779
Less accumulated depreciation                   705,480            705,480
                                          ---------------------------------
                                              3,761,299          3,761,299
Less allowance on impairment of property      1,473,730          1,473,730
                                          ---------------------------------
                                            $ 2,287,569        $ 2,287,569
                                          =================================

The following is a schedule by years of all minimum future rentals on noncancelable operating leases as of December 31, 2000:

Year Ending
December 31,                                                  Amount
----------------------------------------------------------------------
2001                                                        $ 540,958
2002                                                          394,952
                                                           -----------
                                                            $ 935,910
                                                           ===========

During the year ended December 31, 1998, the Partnership sold one of the properties for $3,471,000, resulting in a loss of $206,428. The net cash proceeds from the sale, after related costs and debt payoff, was $464,425. The net cash proceeds were used in a $500,000 payment on other debt, the proceeds of which had been used to fund the upfit on the property currently held. The carrying value of the building was approximately $3,425,000 at December 31, 1998.

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

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5.  NOTE PAYABLE, BANK, LONG-TERM DEBT AND PLEDGED ASSETS

The Partnership had a $1,000,000 line-of-credit with no balance outstanding at December 31, 1999. The line-of-credit allowed borrowings and repayments to be made on a daily basis. Outstanding balances on the line-of-credit bear interest at a variable rate tied to the bank's prime rate (prime rate was 7.75% at December 31, 1999). The line-of-credit expired during 2000.

Long-term debt and pledged assets consists of the following at December 31, 2000 and 1999:

                                                                    2000               1999
                                                               ---------------------------------
Note payable, interest only at the bank's prime rate
  (8.50% at December 31, 1999), due monthly, balance
  to be paid in full March 2000, unsecured, guaranteed
  by a general partner.                                          $         -        $ 1,585,000
Note payable to bank, due in monthly installments of $5,000
  plus interest at prime (9.5% at December 31, 2000),
  through June, 2002, secured by building, guaranteed by
  general partner.                                                 1,512,000                  -
                                                               ---------------------------------
                                                                   1,512,000          1,585,000
Less current maturities                                               60,000          1,585,000
                                                               ---------------------------------
                                                                 $ 1,452,000        $         -
                                                               =================================

NOTE 6.  PRIORITY RETURN

The cumulative unpaid priority return to the limited partners is $2,895,185 and $2,652,401 at December 31, 2000 and 1999, respectively. There were no cash distributions to the limited partners for the priority return for the years ended December 31, 2000, 1999 and 1998. Based on the sale of the building in 1998 and current and projected real estate market conditions, the General Partners believe that it is reasonably unlikely that a future sale of the Partnership property would produce sufficient net sales proceeds to pay the priority return.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.  RELATED PARTY TRANSACTIONS

Management expenses paid to a General Partner and to Internet Services Corporation in connection with day-to-day operations of the Partnership amounted to $16,493, $16,471 and $21,299 for the years ended December 31, 2000, 1999 and
1998, respectively. Also, allocated expenses were paid to related parties in the amounts of $56,569, $66,572 and $89,958 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 8.  MAJOR TENANTS

Rental income for the years ended December 31, 2000, 1999 and 1998, respectively, included approximate rentals from the following major tenants each of which accounted for 10% or more of the total rental income of the Partnership for those years:

                        Approximate Amount of Rental Income
                              Year Ended December 31,
               ------------------------------------------------------
                     2000              1999               1998
               ------------------------------------------------------
Tenant A          $ 467,000         $ 462,000          $ 460,000
Tenant B*                 -                 -            111,000

* Tenant B occupied the building in Greenville, SC.

Accounts receivable from each of the major tenants identified above were as follows at December 31, 2000 and 1999, respectively:

                                              December 31,
                                  -------------------------------------
                                         2000               1999
                                  -------------------------------------
Tenant A                              $ 41,661           $ 38,530

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present summarized quarterly data for the years ended December 31, 2000 and 1999:

                                                                      YEAR ENDED DECEMBER 31, 2000
                                                                           Three Months Ended
                                                           March 31      June 30     September 30     December 31
                                                      -------------------------------------------------------------
Rental income                                              $ 136,366     $137,965      $ 137,965      $ 140,610
Operating expenses                                            87,091       91,638         84,493         84,155
Nonoperating income                                            2,259        1,798          2,713          2,834
Nonoperating expenses                                         35,738       41,216         36,054         36,843
                                                      ----------------------------------------------------------
Net income                                                  $ 15,796      $ 6,909       $ 20,131       $ 22,446
                                                      ==========================================================

Net income per limited partner unit                           $ 2.44       $ 1.07         $ 3.12         $ 3.48
                                                      ==========================================================


                                                                     YEAR ENDED DECEMBER 31, 1999
                                                                         Three Months Ended
                                                         March 31      June 30     September 30     December 31
                                                      ----------------------------------------------------------
Rental income                                              $ 134,932     $140,200      $ 140,199      $ 134,716
Operating expenses                                            79,883       95,871         87,752        178,495
Nonoperating income                                            2,654        2,269          2,453          2,985
Nonoperating expenses                                         39,494       40,695         32,014         35,242
                                                      ----------------------------------------------------------
Net income (loss)                                           $ 18,209      $ 5,903       $ 22,886      $ (76,036)(1)
                                                      ==========================================================

Net income (loss) per limited partner unit                    $ 2.82       $ 0.91         $ 3.55       $ (11.78)
                                                      ==========================================================

(1) Includes impairment adjustment to property held for sale.

NOTE 10.  FUTURE REPORTING REQUIREMENTS

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

         Faison S. Kuester, Jr., 55, graduated from the University of North Carolina at Chapel Hill with a Bachelor of Arts Degree in History in 1967. He is a resident of Charlotte, North Carolina. After three years service in the United States Army as a Lieutenant, Mr. Kuester joined Independence Development Corporation in 1972 serving as a director of leasing and management for a period of three years. In 1974, Mr. Kuester formed his own company, Kuester Realty and Management, in order to lease and manage commercial properties in Charlotte, North Carolina and surrounding communities. In addition to leasing and managing various commercial properties, Kuester Realty developed two medical clinics in the Charlotte area. In 1980, Kuester Properties, Inc. ("KPI") was formed to specialize in on-site management of apartment communities in the southeastern United States. The following year Cauble and Kuester Company, Inc. was organized to lease and manage commercial properties in the metropolitan Atlanta area. This partnership brought together Cauble and Company, experienced mortgage lenders and leasing agents in the Atlanta market, and Kuester Realty and Management. Finally, in 1983, Kuester Development Corporation was formed to allow the Kuester companies to engage in selective real estate development projects in the southeastern United States.

         Through Kuester Development Corporation, a wholly-owned subsidiary of KPI, Mr. Kuester has been directly involved with the development of several commercial real estate properties in North and South Carolina and Georgia. These include the First United National Bank Building in Wilmington, North Carolina, two retail office showroom projects, two medical office buildings and residential condominiums in Charlotte, North Carolina, an office building in Savannah, Georgia, and an office building in Greenville, South Carolina. Kuester Development Corporation also has developed over 1000 apartment units throughout Charlotte, North Carolina since 1983.

         In October 1996, Mr. Kuester formed FSK Properties, LLC to provide management, leasing and brokerage services to his clients. FSK Properties, LLC serves as property manager of the Partnership property.

         Dexter R. Yager, Sr., 61, is the President and founder of D&B Yager Enterprises, Inc., Mr. Yager's Amway distributorship business. Through D&B Yager Enterprises, Inc., Mr. Yager has been an independent business owner for Amway Corporation for over 35 years during which time he has achieved the status of Crown Ambassador, which is the highest level attainable as an Amway distributor. The Amway Corporation is one of the largest manufacturers of home care products in the world. He is also a former member and past president of the Amway Distributor Association Board of Directors. Mr. Yager has many other family-owned businesses and is responsible for the development of several businesses, including the following: Yager Personal Development, Inc., which handles Mr. Yager's services as a speaker at Amway events, Yager Construction Company, Inc., which is a general building contractor; and Dexter and Birdie Yager Family Limited Partnership, which owns various real estate investments and manages real estate for the Yager family.

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

         Item 13. Certain Relationships and Related Transactions. During the fiscal year ended December 31, 2000, FSK Properties, LLC received $46,374 for management fees, commissions and repair service fees. Internet Services Corporation, Inc. received $26,688 for providing accounting/management services. Internet Services Corporation is owned equally by three trusts, the beneficial interests of which inure to the benefit of three children of Dexter R. Yager, Sr., the sole General Partner of DRY Limited Partnership, which limited partnership is one of the two general partners of the Partnership. Janitorial services for the EastPark Executive Center are provided by Marquis Cleaning Services, which is operated and owned by Dexter R. Yager's nephew.

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

                  (i)      Independent Auditor's Report

                  (ii)     Balance Sheets as of December 31, 2000 and 1999

                  (iii) Statements of Operations for years ended December 31, 2000, 1999 and 1998

                  (iv) Statements of Partners' Equity for years ended December 31, 2000, 1999 and 1998

                  (v) Statements of Cash Flows for years ended December 31, 2000, 1999 and 1998

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

                  (10.1)*  Limited Partnership Agreement

                  (10.2)** Exclusive Leasing and Management Agreement dated
                           October 1, 1994 (EastPark Executive Center).

                  (10.3)***Listing Agreement of Property For Lease and/or Sale
                           (EastPark Executive Center)

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

* Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

** Incorporated by reference to Exhibit 3 of the Partnership's Form 10-K for the year ended December 31, 1995.

*** Incorporated by reference to Exhibit 3 of the Partnership's Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           YAGER/KUESTER PUBLIC FUND
                                           LIMITED PARTNERSHIP

                                           By: FSK Limited Partnership


March 30, 2001                                 By: /s/ Faison S. Kuester, Jr.
                                                   -----------------------------
                                                   Faison S. Kuester, Jr.
                                                   General Partner
                                                   (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


 /s/Thomas K. Emery                         /s/ Faison S. Kuester
------------------------------------        ------------------------------------
Thomas K. Emery                             Faison S. Kuester, Jr., General
(Principal Accounting Officer)              Partner of FSK Limited Partnership,
                                            General Partner of the Partnership

Date  March 30, 2001                        Date March 30, 2001
     -------------------------------             --------------------------



                                            /s/ Dexter R. Yager, Sr.
                                            ------------------------------------
                                            Dexter R. Yager, Sr., General
                                            Partner of DRY Limited Partnership,
                                            General Partner of the Partnership

                                            Date  March 30, 2001
                                                 -------------------------------