Form 10-Q
period 2001-03-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2001-05-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                      March 31, 2001
                 ---------------------------------------------------------------

                                       or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ____________________

Commission File Number:               0-18444
                          ------------------------------------------------------

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

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                            March 31,          December 31,
                                                               2001                2000
                                                           -----------         -----------
   ASSETS                                                  (Unaudited)            (Note)

CURRENT ASSETS
 Cash and cash equivalents                                 $    43,446         $    72,209
 Accounts receivable, tenant                                    46,189              54,159
 Prepaid expenses                                                1,537                  --
 Securities available for sale                                  63,828              59,113
                                                           -----------         -----------

        Total current assets                                   155,000             185,481
                                                           -----------         -----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   2001 $705,480;  2000 $705,480                             2,295,107           2,287,569

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   2001 $12,190; 2000 $12,190                                    2,810               2,810
 Deferred leasing commissions, net of accumulated
   amortization 2001 $19,265; 2000 $19,265                      33,122              33,122
                                                           -----------         -----------

                                                           $ 2,486,039         $ 2,508,982
                                                           ===========         ===========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                      $    60,000         $    60,000
 Accounts payable                                                5,889               5,994
 Accrued expenses                                               24,049              53,902
 Deferred revenue                                                2,179                  --
                                                           -----------         -----------

        Total current liabilities                               92,117             119,896
                                                           -----------         -----------

LONG-TERM DEBT, less current maturities                      1,437,000           1,452,000
                                                           -----------         -----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                              (13,676)            (13,840)
 Limited partners                                              973,786             957,563
 Unrealized gain on investment securities                       (3,188)             (6,637)
                                                           -----------         -----------

                                                               956,922             937,086
                                                           -----------         -----------

                                                           $ 2,486,039         $ 2,508,982
                                                           ===========         ===========


Note: The Condensed Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                          Three Months Ended
                                               March 31,
                                      ---------------------------
                                         2001              2000
                                      ---------         ---------
                                     (Unaudited)       (Unaudited)

Rental income                         $ 143,671         $ 136,366

Operating expenses:
 Wages and contract labor                 1,500             1,500
 Depreciation and amortization               --                --
 Repairs and maintenance                 38,509            30,019
 Management fees                          4,284             4,148
 Utilities                               22,132            23,102
 Professional fees                       19,566            17,766
 Property taxes                           9,621             9,621
 Miscellaneous                              922               935
                                      ---------         ---------

                                         96,534            87,091
                                      ---------         ---------

        Operating income                 47,137            49,275
                                      ---------         ---------

Nonoperating income (expense):
 Interest and dividend income             1,947             2,259
 Interest expense                       (32,697)          (34,832)
 Other                                       --              (906)
                                      ---------         ---------

                                        (30,750)          (33,479)
                                      ---------         ---------

        Net income                    $  16,387         $  15,796
                                      =========         =========

        Net income per limited
          partnership unit            $    2.56         $    2.47
                                      =========         =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                            Three Months Ended
                                                                                March 31,
                                                                        -------------------------
                                                                          2001             2000
                                                                        --------         --------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $ 16,387         $ 15,796
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                              --               --
   Loss on sale of securities available for sale                              --              906
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and                          6,433             (950)
      other receivables
    Increase (Decrease) in accounts payable and accrued expenses         (27,779)          (4,522)
                                                                        --------         --------

        Net cash provided by (used in) operating activities               (4,959)          11,230
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                        --           36,094
 Purchase of securities available for sale                                (1,266)            (625)
 Improvements in investment property                                      (7,538)              --
                                                                        --------         --------

        Net cash provided by (used in) investing activities               (8,804)          35,469

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                              (15,000)         (24,000)
                                                                        --------         --------

        Net cash (used in) financing activities                          (15,000)         (24,000)

        Net increase (decrease) in cash and cash equivalents             (28,763)          22,699

Cash and cash equivalents:
 Beginning                                                                72,209           11,928
                                                                        --------         --------

 Ending                                                                 $ 43,446         $ 34,627
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

2.    Opinion of Management:

      In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring accruals) necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year.

3.    Statement of Cash Flows:

      For purposes of reporting the statements of cash flows, the Limited Partnership includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents on the accompanying condensed balance sheets.

4.    Priority Return:

      At December 31, 2000, the cumulative unpaid priority return to the unit holders was $2,895,185 compared to $2,652,401 one year prior. This increase resulted from no distributions being made to partners during the year. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the remaining Partnership property would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2000 to March 31, 2001. Accrued expenses, as well as cash and cash equivalents, have decreased from year end due to the payment of the 2000 real property taxes in January 2001 of approximately $37,000. The Partnership continues to accrue for the 2001 real property taxes to be paid in January 2002; therefore accrued expenses will continue to increase each quarter of 2002.

Liquidity and Capital Resources

During the quarter ended March 31, 2001, the Partnership operations continued to meet working capital requirements, although the working capital was decreased by approximately $2,700 from December 31, 2000. Working capital as of March 31, 2001 was $62,883.


Results of Operations

Operations for the three months ended March 31, 2001 are comparable to the same period of the prior year. Rental income is up approximately 5% due to escalation increases for the current tenants and increased occupancy. The major tenant, the General Services Administration ("GSA"), began leasing an additional 2,200 square feet on February 1, 2001. Operating expenses are up approximately $9,000 as compared to the same period of the prior year, generally due to the increase in repairs and maintenance and professional fees. Interest expense is down by approximately $2,000.

Status of EastPark Executive Center

The General Partners continue to focus on selling the EastPark facility and continue to have it listed with a commercial real estate broker. As previously reported, the General Partners entered into two separate sales contracts for such facility during 1999. Both of these contracts were terminated by the prospective buyers under their respective terms of such contracts after due diligence by the buyers. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 93% leased, all current tenants have the option to terminate their leases within the next 2 years. The GSA, which has the election to terminate its lease in October 2002 and accounts for 86% of the total rental income, will be the main focus of such efforts. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time it can sell the property to a qualified buyer.

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
                           (EastPark Executive Center)



                           (b) Reports on Form 8-K:

                           No reports on Form 8-K have been filed during the three months ended March 31, 2001.


* Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

** Incorporated by reference to Exhibit 3 of the Partnership's Form 10-K for the year ended December 31, 1995.

*** Incorporated by reference to Exhibit 4 of the Partnership's Form 10-Q for the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      YAGER/KUESTER PUBLIC FUND
                                      LIMITED PARTNERSHIP
                                      (Registrant)

                                      By:    DRY Limited Partnership,
                                             General Partner of Registrant


Date     05/11/01                     By:    /s/ Dexter R. Yager, Sr.
     ---------------------                ------------------------------------
                                             Dexter R. Yager, Sr.
                                             General Partner

Date      05/11/01                    By:    /s/ Thomas K.Emery
     ---------------------                ------------------------------------
                                             Thomas K. Emery
                                             Chief Financial Officer