Form 10-Q
period 2001-06-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2001-08-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   June 30, 2001

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ____________________

Commission File Number:   0-18444
                          -------

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          North Carolina                                                                56-1560476
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

1300 Altura Road       Fort Mill,  South Carolina                                     29708
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive office)                                             (Zip code)

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

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                              June 30,          December 31,
                                                                2001                2000
                                                            -----------         -----------
   ASSETS                                                   (Unaudited)            (Note)

CURRENT ASSETS
 Cash and cash equivalents                                  $    55,897         $    72,209
 Accounts receivable, tenant                                     42,417              54,159
 Prepaid expenses                                                   637                  --
 Securities available for sale                                   71,100              59,113
                                                            -----------         -----------

        Total current assets                                    170,051             185,481
                                                            -----------         -----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   2001 $705,480;  2000 $705,480                              2,295,107           2,287,569

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   2001 $12,190; 2000 $12,190                                     2,810               2,810
 Deferred leasing commissions, net of accumulated
   amortization 2001 $19,265; 2000 $19,265                       33,122              33,122
                                                            -----------         -----------

                                                            $ 2,501,090         $ 2,508,982
                                                            ===========         ===========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                       $ 1,482,000         $    60,000
 Accounts payable                                                 4,453               5,994
 Accrued expenses                                                44,414              53,902
 Deferred revenue                                                    --                  --
                                                            -----------         -----------

        Total current liabilities                             1,530,867             119,896
                                                            -----------         -----------

LONG-TERM DEBT, less current maturities                              --           1,452,000
                                                            -----------         -----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                               (13,605)            (13,840)
 Limited partners                                               980,874             957,563
 Net unrealized gain (loss) on investment securities              2,954              (6,637)
                                                            -----------         -----------

                                                                970,223             937,086
                                                            -----------         -----------

                                                            $ 2,501,090         $ 2,508,982
                                                            ===========         ===========


Note: The Condensed Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                          Three Months Ended                    Six Months Ended
                                               June 30,                             June 30,
                                      ---------------------------         ---------------------------
                                         2001              2000              2001              2000
                                      ---------         ---------         ---------         ---------
                                              (Unaudited)                         (Unaudited)

Rental income                         $ 146,628         $ 137,965         $ 290,299         $ 274,331

Operating expenses:
 Wages and contract labor                 1,500             1,500             3,000             3,000
 Depreciation and amortization               --                --                --                --
 Repairs and maintenance                 51,386            33,711            89,895            63,730
 Management fees                          4,422             4,133             8,706             8,281
 Utilities                               21,854            22,569            43,986            45,671
 Professional fees                       22,633            18,517            42,199            35,567
 Property taxes                           9,621             9,621            19,242            19,242
 Miscellaneous                            2,232             1,587             3,154             3,238
                                      ---------         ---------         ---------         ---------

                                        113,648            91,638           210,182           178,729
                                      ---------         ---------         ---------         ---------

        Operating income                 32,980            46,327            80,117            95,602
                                      ---------         ---------         ---------         ---------

Nonoperating income (expense):
 Interest and dividend income             1,647             1,798             3,594             4,057
 Interest expense                       (27,468)          (36,242)          (60,165)          (71,074)
 Other                                       --            (4,974)               --            (5,880)
                                      ---------         ---------         ---------         ---------

                                        (25,821)          (39,418)          (56,571)          (72,897)
                                      ---------         ---------         ---------         ---------

        Net income                    $   7,159         $   6,909         $  23,546         $  22,705
                                      =========         =========         =========         =========

        Net income per limited
          partnership unit            $    1.12         $    1.08         $    3.68         $    3.55
                                      =========         =========         =========         =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                             Six Months Ended
                                                                                 June 30,
                                                                        -------------------------
                                                                          2001             2000
                                                                        --------         --------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                       $ 23,546         $ 22,705
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                              --               --
   Loss on sale of securities available for sale                              --            5,880
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and                         11,105           (1,569)
      other receivables
    Increase (Decrease) in accounts payable and accrued expenses         (11,029)           9,846
                                                                        --------         --------

        Net cash provided by (used in) operating activities               23,622           36,862
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                        --           91,120
 Purchase of securities available for sale                                (2,396)         (33,150)
 Improvements in investment property                                      (7,538)              --
 Disbursements for deferred charges                                           --           (1,498)
                                                                        --------         --------

        Net cash provided by (used in) investing activities               (9,934)          56,472

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                              (30,000)         (48,000)
                                                                        --------         --------

        Net cash (used in) financing activities                          (30,000)         (48,000)

        Net increase (decrease) in cash and cash equivalents             (16,312)          45,334

Cash and cash equivalents:
 Beginning                                                                72,209           11,928
                                                                        --------         --------

 Ending                                                                 $ 55,897         $ 57,262
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

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2000 to June 30, 2001. Accrued expenses, as well as cash and cash equivalents, have decreased from year end due to the payment of the 2000 real property taxes in January 2001 of approximately $37,000. The Partnership continues to accrue for the 2001 real property taxes to be paid in January 2002; therefore accrued expenses will continue to increase each quarter of 2002.


Liquidity and Capital Resources

During the quarter ended June 30, 2001, the Partnership operations continued to meet working capital requirements, although the working capital was decreased by approximately $1,295,000. The decrease in the working capital is mainly due to the reclassification of long-term debt to short-term due to the loan maturing on June 30, 2002. The General Partners anticipate seeking refinance with First Union, however no assurances can be given. Working capital deficit as of June 30, 2001 was $1,295,231.


Results of Operations

Rental income for the six months ended June 30, 2001 is up approximately 6% as compared to the same period of the prior year. This is attributable to rental escalations as provided by the current leases and the additional space leased by the General Services Administration ("GSA") earlier in the year. Repairs and maintenance has increased approximately $26,000 as compared to the prior year due to the installation of new security lights and gates on the property. Professional fees are up approximately $6,000 for the year due to commission expense paid for the new GSA lease. Interest expense is down by approximately $10,000 due to lower interest rates.


Status of EastPark Executive Center

The General Partners continue to focus on selling the EastPark facility and continue to have it listed with a commercial real estate broker. As previously reported, the General Partners entered into two separate sales contracts for such facility during 1999. Both of these contracts were terminated by the prospective buyers under their respective terms of such contracts after due diligence by the buyers. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 93% leased, all current tenants have the option to terminate their leases within the next 2 years. The GSA has the election to terminate its lease in October 2002 and accounts for 86% of the total rental income; accordingly, the General Partners will focus their lease extensions efforts on the GSA. The Partnership renewed a 1,902 square foot lease at the same rate for additional two years. This lease will now expire on July 31, 2003. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time it can sell the property to a qualified buyer.


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
                             (EastPark Executive Center)



                           (b) Reports on Form 8-K:

                           No reports on Form 8-K have been filed during the three months ended June 30, 2001.


---------------------------

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

                                            YAGER/KUESTER PUBLIC FUND
                                            LIMITED PARTNERSHIP
                                            (Registrant)

                                            By:  DRY Limited Partnership,
                                                 General Partner of Registrant


Date     08/14/01                           By:  /s/ Dexter R. Yager, Sr.
     -------------------------                   -------------------------------
                                                 Dexter R. Yager, Sr.
                                                 General Partner

Date      08/14/01                          By:  /s/ Thomas K.Emery
     -------------------------                   -------------------------------
                                                 Thomas K. Emery
                                                 Chief Financial Officer