Form 10-Q
period 2001-09-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2001-11-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended         September 30, 2001
                 ---------------------------------------------------------------

                                       or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________  to  ____________________

Commission File Number:     0-18444
                          ------------


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

                                          Yes [X]       No  [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                          Yes [X]       No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS




                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                            September 30,         December 31,
                                                                2001                  2000
                                                           ---------------       --------------
                                                            (Unaudited)              (Note)
   ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                       $ 75,755             $ 72,209
 Accounts receivable, tenant                                       42,093               54,159
 Prepaid expenses                                                   1,050                    -
 Securities available for sale                                     75,534               59,113
                                                           ---------------       --------------

        Total current assets                                      194,432              185,481
                                                           ---------------       --------------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   2001 $705,480;  2000 $705,480                                2,295,107            2,287,569

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   2001 $12,190; 2000 $12,190                                       2,810                2,810
 Deferred leasing commissions, net of accumulated
   amortization 2001 $19,265; 2000 $19,265                         33,122               33,122
                                                           ---------------       --------------

                                                              $ 2,525,471          $ 2,508,982
                                                           ===============       ==============

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                         $ 1,467,000             $ 60,000
 Accounts payable                                                   7,880                5,994
 Accrued expenses                                                  46,591               53,902
 Deferred revenue                                                       -                    -
                                                           ---------------       --------------

        Total current liabilities                               1,521,471              119,896
                                                           ---------------       --------------

LONG-TERM DEBT, less current maturities                                 -            1,452,000
                                                           ---------------       --------------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                                 (13,305)             (13,840)
 Limited partners                                               1,010,567              957,563
 Net unrealized gain (loss) on investment securities                6,738               (6,637)
                                                           ---------------       --------------

                                                                1,004,000              937,086
                                                           ---------------       --------------

                                                              $ 2,525,471          $ 2,508,982
                                                           ===============       ==============


Note: The Condensed Balance Sheet at December 31, 2000 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                          September 30,
                                                   -------------       -------------      -------------       ------------
                                                       2001                2000               2001                2000
                                                   -------------       -------------      -------------       ------------
                                                             (Unaudited)                               (Unaudited)

Rental income                                         $ 148,664           $ 137,965          $ 438,963          $ 412,296

Operating expenses:
 Wages and contract labor                                 1,500               1,500              4,500              4,500
 Depreciation and amortization                                -                   -                  -                  -
 Repairs and maintenance                                 42,114              36,420            132,009            100,150
 Management fees                                          4,450               4,073             13,156             12,354
 Utilities                                               25,978              23,206             69,964             68,877
 Professional fees                                       10,204               7,815             52,403             43,382
 Property taxes                                           9,621               9,621             28,863             28,863
 Miscellaneous                                            1,148               1,858              4,302              5,096
                                                   -------------       -------------      -------------       ------------
                                                         95,015              84,493            305,197            263,222
                                                   -------------       -------------      -------------       ------------
        Operating income                                 53,649              53,472            133,766            149,074
                                                   -------------       -------------      -------------       ------------
 Nonoperating income (expense):
 Interest and dividend income                             1,067               2,713              4,661              6,770
 Interest expense                                       (24,723)            (37,225)           (84,888)          (108,299)
 Other                                                        -               1,171                  -             (4,709)
                                                   -------------       -------------      -------------       ------------
                                                        (23,656)            (33,341)           (80,227)          (106,238)
                                                   -------------       -------------      -------------       ------------
        Net income                                     $ 29,993            $ 20,131           $ 53,539           $ 42,836
                                                   =============       =============      =============       ============
        Net income per limited
          partnership unit                               $ 4.69              $ 3.15             $ 8.38             $ 6.70
                                                   =============       =============      =============       ============


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                              Nine Months Ended
                                                                                September 30,
                                                                    ---------------------------------------
                                                                         2001                   2000
                                                                    ----------------       ----------------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $ 53,539               $ 42,836
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                  -                      -
   Loss on sale of securities available for sale                                  -                  5,880
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and                            11,016                 (1,325)
      other receivables
    Increase (Decrease) in accounts payable and accrued expenses             (5,425)                13,348
                                                                    ----------------       ----------------

        Net cash provided by (used in) operating activities                  59,130                 60,739
                                                                    ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                            -                 91,120
 Purchase of securities available for sale                                   (3,046)               (34,290)
 Improvements in investment property                                         (7,538)                     -
 Disbursements for deferred charges                                               -                 (1,498)
                                                                    ----------------       ----------------

        Net cash provided by (used in) investing activities                 (10,584)                55,332

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                                 (45,000)               (58,000)
                                                                    ----------------       ----------------

        Net cash (used in) financing activities                             (45,000)               (58,000)

        Net increase (decrease) in cash and cash equivalents                  3,546                 58,071

Cash and cash equivalents:
 Beginning                                                                   72,209                 11,928
                                                                    ----------------       ----------------

 Ending                                                                    $ 75,755               $ 69,999
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

4.    Priority Return:

      At December 31, 2000, the cumulative unpaid priority return to the unit holders was $2,895,185 compared to $2,652,401 one-year prior. This increase resulted from no distributions being made to partners during the year. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the remaining Partnership property would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2000 to September 30, 2001. The Partnership continues to accrue for the 2001 real property taxes to be paid in January 2002; therefore accrued expenses will continue to increase each quarter of 2001.


Liquidity and Capital Resources

During the quarter ended September 30, 2001, the Partnership operations continued to meet working capital requirements, and the working capital deficit was decreased by approximately $33,000. Working capital deficit as of September 30, 2001 was $1,327,039. The large working capital deficit is mainly attributable to the reclassification of long-term debt to short-term due to the loan maturing on June 30, 2002. The General Partners anticipate seeking to refinance such indebtedness with First Union, however no assurances can be given that such refinancing will occur.

Results of Operations

Rental income for the nine months ended September 30, 2001 is up approximately 6% as compared to the same period of the prior year. This is attributable to rental escalations as provided by the current leases and the additional space leased by the General Services Administration ("GSA") earlier in the current year. Repairs and maintenance has increased approximately $32,000 as compared to the prior year due to the installation of new security lights, gates and signage on the property. Professional fees are up approximately $9,000 for the year mainly due to commission expense paid for the new GSA lease. Interest expense is down by approximately $23,000 due to lower interest rates on the floating rate loan with First Union.


Status of EastPark Executive Center

The General Partners remain committed on selling the EastPark facility and continue to have it listed with a commercial real estate broker. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 93% leased, all current tenants have the option to terminate their leases within the next two years. The GSA has the election to terminate its lease in October 2002 and accounts for 86% of the total rental income; accordingly, the General Partners will focus their lease extensions efforts on the GSA. The Partnership renewed a 1,902 square foot lease with a smaller tenant at the same rate as in effect for additional two year period. This lease will now expire on July 31, 2003. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as it can sell the property to a qualified buyer.


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

               Item 6.     Exhibit Index

                           (a) Exhibits:

                           Designation
                           Number Under
               Exhibit     Item 601 of
               Number      Regulation S-K   Exhibit Description

                1*           4            Instrument defining rights of security
                                          holders - set forth in the Limited
                                          Partnership Agreement

                2*           10           Limited Partnership Agreement

                3**          10.1         Exclusive Leasing and Management
                                          Agreement dated October 1, 1994
                                          (EastPark Executive Center)

                4***         10.2         Listing Agreement of Property For
                                          Lease and/or Sale dated December 22,
                                          1998 (EastPark Executive Center)



                           (b)      Reports on Form 8-K:

                           No reports on Form 8-K have been filed during the three months ended September 30, 2001.





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

                                    YAGER/KUESTER PUBLIC FUND
                                     LIMITED PARTNERSHIP
                                    (Registrant)

                                    By:         DRY Limited Partnership,
                                                General Partner of Registrant


Date     11/14/01                   By:         /s/ Dexter R. Yager, Sr.
     ----------------                  -----------------------------------------
                                                Dexter R. Yager, Sr.
                                                General Partner

Date     11/14/01                   By:         /s/ Thomas K. Emery
     ----------------                  -----------------------------------------
                                                Thomas K. Emery
                                                Chief Financial Officer