Form 10-K405
period 2001-12-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2002-03-28
CIK 797397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                   to
                               ------------------   ---------------------------
Commission file number      0-8444
                       --------------------------------------------------------
Yager/Kuester Public Fund Limited Partnership
-------------------------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

           North Carolina                                 56-1560476
-------------------------------------      -----------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

1300 Altura Road, P.O. Box 1329
       Fort Mill, South Carolina                        29716-1329
-----------------------------------------      --------------------------------
     (Address of principal offices)                     (Zip Code)

Registrant's telephone number, including area code:    (803)  547-9100
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

         EastPark Executive Center, Charlotte, NC - the General Services Administrator ("GSA") has a lease term for a ten (10) year period ending on October 31, 2004, at a rental rate of $14.83 per square foot. GSA may, at its election, terminate the lease after eight (8) years (November 2002). The GSA entered into a lease amendment covering an additional 2,200 square feet with a commencement date of February 1, 2001 at the same rate and term. The GSA leased premises now include approximately 34,000 square feet. The Partnership incurred leasehold improvements expense of approximately $1,092,000 for the GSA space as a condition for renewal of its lease. Such improvements were completed in October 1996. Upfit and commission costs associated with the new lease amendment in 2001 were approximately $12,000. The GSA lease accounts for approximately 86% of the rental income related to the EastPark Executive Center. The remaining leasehold space is leased to two other tenants.

         The Partnership has no employees of its own; management of the Partnership's property is performed by FSK Properties, LLC, an affiliate of FSK Limited Partnership. Administration of the Partnership is performed by the General Partners. (See Items 10 and 13 below.)

         Item 2. Properties. On June 23, 1989, the Partnership purchased the EastPark Executive Center, an office complex comprised of two buildings located in Charlotte, North Carolina with net leasable area of 45,300 square feet, for a purchase price of $3,155,138 of which $1,500,000 was provided by a first mortgage loan bearing interest at 10.5% per annum and having a term of 10 years. This mortgage loan became due in July 1999 and was refinanced with First Union National Bank. In 1998, the Partnership recorded a loss of $1,392,468 to reflect the $2,365,800 estimated sales value of the EastPark facility, net of related costs to sell. In 1999, the Partnership recorded an additional loss of $81,262 to expense additional improvements and to reflect a $2,323,500 reduced sales value, net of current related costs to sell.

         On November 30, 1989, the Partnership acquired the BB&T Bank Building (formerly the UCB Building), a three-story office building in Greenville, South Carolina with net leasable area of 39,138 square feet, for a purchase price of $4,202,544 of which $3,110,000 was provided by a first mortgage loan from United Omaha. This mortgage loan became due on December 1, 1996 and was refinanced with First Union National Bank. On April 24, 1998, this property was sold for $3,471,000, resulting in a loss to the Partnership of $206,428.

         In connection with the office building purchases, $26,312 of acquisition costs were capitalized.

         No further purchases of real property are projected and no funds are available for that purpose. (See Item 7 below, "Status of EastPark Facility" for recent developments regarding the property.)

         Item 3. Legal Proceedings. The Partnership is not involved in any legal proceedings and was not so involved during the year ended December 31, 2001.

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

         Item 6. Selected Financial Data.

                                                              At or For
                                                       Year Ended December 31,
                                                       ------------------------
                                         2001               2000               1999               1998               1997
                                         ----               ----               ----               ----               ----
Summary of Operations

   Rental income                $   586,588          $   552,906          $   550,047          $   685,156          $ 1,158,468

   Net income (loss)                 84,672               65,282              (29,038)          (1,588,616)             (51,497)

Net income (loss)
     per limited
     partnership unit                 13.12                10.11                (4.50)             (246.12)               (7.98)

Summary of Financial
Position:

   Total assets                 $ 2,490,398          $ 2,508,982          $ 2,490,024          $ 2,570,012          $ 7,633,602

   Current maturities
     of long-term debt            1,452,000               60,000            1,585,000            1,145,441            2,834,990

   Long-term debt, less
     current maturities                  --            1,452,000                   --                   --            1,145,441

   Note Payable                          --                   --                   --              500,000            1,000,000

   Distribution per
     Limited partner-                    --                   --                   --                   --                   --
     ship unit

   Number of limited
     partnership units                6,390                6,390                6,390                6,390                6,390


         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources

         During the year ended December 31, 2001, the Partnership continued to fund working capital requirements, although working capital was decreased by approximately $1,370,000. The decrease in the working capital is mainly due to the reclassification of long-term debt to short-term due to the loan maturing on June 30, 2002. The General Partners anticipate seeking refinancing with Wachovia (f/k/a First Union National Bank), however no assurances can be given that such refinancing will occur. The working capital deficit at December 31, 2001 was $1,305,665.

         The cumulative unpaid priority return to the unit holders increased from $2,895,185 at December 31, 2000 to $3,137,969 at December 31, 2001. This
increase resulted from no distributions being made to partners during the year pursuant to the Limited Partnership Agreement. Based on current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay the priority return.

         During the year ended December 31, 2001, the Partnership had net income of $84,672 as compared to the net income of $65,282 in 2000. (See "Results of Operations" below for explanation of variance.) Rental income, operating expenses and interest expense for the years ended December 31, 2001 and 2000 resulted exclusively from the operations of the Partnership's commercial real estate properties. The EastPark Executive Center buildings were 93% leased at both December 31, 2001 and December 2000.

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


         Results of Operations

         Comparison of 2001 results with 2000.

         Net income for the year ended December 31, 2001 increased by approximately $19,000 or 30% as compared to the same period of the prior year. Rental income increased by 6% due to rental escalations as provided by the current leases and the additional space leased by the GSA during 2001. Repairs and maintenance increased approximately $38,000 as compared to the prior year due to the installation of new security lights, gates and signage on the property. Professional fees increased by approximately $15,000 due to commissions on the new leases and additional costs of the management company. Interest expense is down approximately $41,000 due to lower rates on the floating rate loan with Wachovia.

         Comparison of 2000 results with 1999.

         Operating income for the year ended December 31, 2000 was $205,529. This is a 91% increase from the prior year. The main cause for the increase is due to the recording of a loss on impairment of value for the EastPark facility of $81,262 in the prior year. In 2000, there was no further impairment of value recorded. Operating income exclusive of the impairment was up approximately $16,000 or 9%. Rental income was up slightly due to escalation increases on the current leases. Professional fees are down approximately $32,000 from the prior years, but increase in repairs and maintenance almost completely offsets the decrease in professional fees.

         Status of EastPark Facility

         The General Partners remain committed on selling the EastPark facility and continue to have it listed with a commercial real estate broker. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 93% leased, all current tenants have the option to cancel their leases within the next two years. The GSA has the election to cancel its lease in November 2002 and accounts for 86% of the total rental income; accordingly, the General Partners will focus their lease extension efforts on the GSA. During 2001, the Partnership renewed a 1,902 square foot lease with a smaller tenant at the same rate as then in effect for an additional two-year period. This lease will now expire on July 31, 2003. The remaining tenant's lease expired on February 1, 2002 and the General Partners are currently negotiating to renew this lease. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as the Partnership can sell the property to a qualified buyer.

         Item 8. Financial Statements and Supplementary Data. The financial statements are attached hereto.

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Yager/Kuester Public Fund
   Limited Partnership
Fort Mill, South Carolina

We have audited the accompanying balance sheets of Yager/Kuester Public Fund Limited Partnership as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yager/Kuester Public Fund Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP

Charlotte, North Carolina
February 19, 2002

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

ASSETS                                                          2001                  2000
                                                             -----------          -----------
 Current Assets
  Cash and cash equivalents (Note 2)                         $    65,583          $    72,209
  Accounts receivable, tenants (Note 8)                           42,091               54,159
  Securities available for sale (Note 3)                          59,223               59,113
                                                             -----------          -----------
         TOTAL CURRENT ASSETS                                    166,897              185,481
                                                             -----------          -----------
 Investments
  Leased property held for sale, net (Note 4)                  2,287,569            2,287,569
                                                             -----------          -----------
 Other Assets
  Deferred charges, net of accumulated amortization
    2001 $12,190; 2000 $12,190 (Note 4)                            2,810                2,810
  Deferred leasing commissions, net of accumulated
    amortization 2001 $19,265; 2000 $19,265 (Note 4)              33,122               33,122
                                                             -----------          -----------
                                                                  35,932               35,932
                                                             -----------          -----------
                                                             $ 2,490,398          $ 2,508,982
                                                             ===========          ===========

LIABILITIES AND PARTNERS' EQUITY
 Current Liabilities
  Current maturities of long-term debt (Note 5)              $ 1,452,000          $    60,000
  Accounts payable                                                11,793                5,994
  Accrued expenses                                                 8,769               53,902
                                                             -----------          -----------
         TOTAL CURRENT LIABILITIES                             1,472,562              119,896
                                                             -----------          -----------
 Long-Term Debt, less current maturities (Note 5)                     --            1,452,000
                                                             -----------          -----------
 Commitment and Contingency (Note 6)
 Partners' Equity
  General partners                                               (12,993)             (13,840)
  Limited partners (Note 6)                                    1,041,388              957,563
  Other comprehensive income, unrealized (loss) on
    investment securities (Note 3)                               (10,559)              (6,637)
                                                             -----------          -----------
                                                               1,017,836              937,086
                                                             -----------          -----------
                                                             $ 2,490,398          $ 2,508,982
                                                             ===========          ===========

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001              2000                 1999
                                                        ---------          ---------          ---------
Rental income (Notes 4 and 8)                           $ 586,588          $ 552,906          $ 550,047
                                                        ---------          ---------          ---------
Operating expenses:
 Contract labor                                             6,000              6,270              6,504
 Repairs and maintenance                                  176,063            137,222            115,915
 Management fees (Note 7)                                  17,585             16,493             16,471
 Utilities                                                 93,370             89,360             97,341
 Professional fees                                         64,702             49,503             81,536
 Property taxes                                            40,633             37,222             37,222
 Loss on impairment of rental property (Note 4)                --                 --             81,262
 Miscellaneous                                              5,424             11,307              5,750
                                                        ---------          ---------          ---------
                                                          403,777            347,377            442,001
                                                        ---------          ---------          ---------
        OPERATING INCOME                                  182,811            205,529            108,046
                                                        ---------          ---------          ---------
Nonoperating income (expense):
 Interest and dividend income                               6,019              9,604             10,361
 Interest expense                                        (104,158)          (145,143)          (145,951)
 Other                                                         --             (4,708)            (1,494)
                                                        ---------          ---------          ---------
                                                          (98,139)          (140,247)          (137,084)
                                                        ---------          ---------          ---------
        NET INCOME (LOSS)                                  84,672             65,282            (29,038)
Deduct net income (loss) applicable to limited
 partners (per limited partner unit
 2001 $13.12; 2000 $10.11; 1999 $(4.50))                   83,825             64,630            (28,748)
                                                        ---------          ---------          ---------
        Net income (loss) applicable to
        general partners (per general
        partner unit 2001 $16.94;
        2000 $13.04; 1999 $(5.80))                      $     847          $     652          $    (290)
                                                        =========          =========          =========

See Notes to Financial Statements

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                        Comprehensive     General
                                                           Total        Income (Loss)      Partners
                                                         -----------    --------------      --------
Balance, December 31, 1998                               $   900,278                        $(14,202)
Comprehensive income
 Net loss                                                    (29,038)      $   (29,038)         (290)
                                                         -----------       -----------      --------
 Other comprehensive income (loss):
   Unrealized loss on securities available
   for sale, net of reclassification entry below              (3,377)           (3,377)
                                                                           -----------      ---------
Comprehensive income                                                       $   (32,415)
                                                         -----------      ============      ---------
Balance, December 31, 1999                                   867,863                          (14,492)
Comprehensive income
 Net income                                                   65,282       $    65,282            652
 Other comprehensive income:
   Unrealized gain on securities available
   for sale, net of reclassification entry below               3,941             3,941
                                                                           -----------
Comprehensive income                                                       $    69,223
                                                         -----------       ===========      ---------
Balance, December 31, 2000                                   937,086                          (13,840)
Comprehensive income
 Net income                                                   84,672       $    84,672            847
 Other comprehensive income:
   Unrealized loss on securities available
   for sale, net of reclassification entry below              (3,922)           (3,922)
                                                                           -----------
Comprehensive income                                                       $    80,750
                                                                           ===========
Balance, December 31, 2001                               $ 1,017,836                         $(12,993)
                  === ====                               ===========                         ========

 Reclassification adjustment                                2001                2000            1999
                                                         -----------          --------          -------
Unrealized holding losses arising                        $    (3,922)         $ (1,939)         $(4,871)
  during the period
Less reclassification adjustment for losses
  included in net income (loss)                                   --             5,880          1,494
                                                         -----------          --------          -------
Net unrealized gain (loss) on investments
   securities                                            $    (3,922)         $  3,941          $(3,377)
                                                         ===========          ========          =======

 See Notes to Financial Statements.

                          Accumulated
                            Other
    Limited             Comprehensive
   Partners             Income (Loss)
   --------             -------------
$   921,681                $ (7,201)

    (28,748)

                             (3,377)

-----------               ---------
    892,933                 (10,578)

     64,630

                              3,941

-----------               ---------
    957,563                  (6,637)

     83,825

                             (3,922)

-----------               ---------
$ 1,041,388               $ (10,559)
===========               =========

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001               2000                 1999
                                                              --------           --------           -----------
Cash Flows From Operating Activities
 Net income (loss)                                            $ 84,672           $ 65,282           $   (29,038)
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Net realized losses on sale of securities
   available for sale                                               --              5,880                 1,494
   Loss on impairment of rental property                            --                 --                81,262
   Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable, tenant and accrued
         rent receivable                                        12,068            (15,629)                1,165
     Increase (decrease) in accounts payable and
       accrued expenses                                        (39,334)            22,735                12,868
                                                              --------           --------           -----------
        Net cash provided by operating activities               57,406             78,268                67,751
                                                              --------           --------           -----------
Cash Flows From Investing Activities
 Purchase of securities available for sale                      (4,877)           (36,106)              (22,296)
 Proceeds from sale of securities available for sale               845             91,119                20,138
 Purchase of investment property                                    --                 --               (35,511)
 Disbursements for deferred leasing commissions                     --                 --                (3,452)
          Net cash provided by (used in)
                                                              --------           --------           -----------
             investing activities                               (4,032)            55,013               (41,121)
                                                              --------           --------           -----------
Cash Flows from Financing Activities
 Principal payments on long-term borrowings
     and notes payable                                         (60,000)           (73,000)           (1,645,440)
 Proceeds from note payable, net                                    --                 --             1,585,000
                                                              --------           --------           -----------
        Net cash (used in) financing
           activities                                          (60,000)           (73,000)              (60,440)
                                                              --------           --------           -----------
        Net increase (decrease) in cash and
           cash equivalents                                     (6,626)            60,281               (33,810)
Cash and cash equivalents:
 Beginning                                                      72,209             11,928                45,738
                                                              --------           --------           -----------
 Ending                                                       $ 65,583           $ 72,209           $    11,928
                                                              ========           ========           ===========

                                   (Continued)

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001              2000                 1999
                                                             ---------           --------          ---------
Supplemental Disclosure of Cash Flow Information:
 Cash payment for interest                                   $ 110,468           $143,932          $ 148,072

Supplemental Disclosures of Noncash Transactions:
 Net unrealized gain (loss) on securities available
   for sale                                                  $  (3,922)          $  3,941          $  (3,377)


 See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS


-------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND ORGANIZATION, PARTNERSHIP AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES


Nature of business and organization: The Partnership is a North Carolina limited partnership formed in July 1986. The purpose of the Partnership is to acquire, operate, hold for investment and sell commercial rental property. The partnership has property located in Charlotte, North Carolina.

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

A summary of the Partnership's significant accounting policies follows:

Use of management's estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investments: The leased property held for sale is stated at the lower of cost less accumulated depreciation or fair market value. Depreciation is computed by the straight-line method over 40 years for buildings and over 15 years for building improvements. Depreciation was discontinued in 1998 subsequent to the recognition of impairment (see Note 4).

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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

Disclosures about the fair value of financial instruments: Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. At December 31, 2001 and 2000, the carrying values of the Partnership's financial instruments, including accounts receivable which are due on demand and the mortgage payable which bears interest at market rates, approximate their fair values.

Partnership equity: The Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. The Statement specifies the computation, presentation, and disclosure requirements for earnings per share. Management believes that Statement No. 128 is analogous to limited partnership units and accordingly, additional disclosures for partnership units are presented in the accompanying financial statements.

Income taxes: Under current income tax laws, income or loss of the Partnership is included in the income tax returns of the partners. Accordingly, the Partnership will make no provision for federal or state income taxes.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND ORGANIZATION, PARTNERSHIP AGREEMENT AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Reclassifications: The Company's policy is to reclassify certain amounts reported in prior year financial statements when necessary for conformity with classifications adopted in the current year. These reclassifications do not have a material effect on prior year financial statements.

NOTE 2.  WORKING CAPITAL RESERVE


Per the Partnership Agreement, a minimum working capital reserve of $94,500 must be maintained to fund any expenditures that the cash flow from properties on operating leases is insufficient to meet. The combined balance of cash and cash equivalents and securities available for sale exceeds this requirement at December 31, 2001 and 2000 by $30,306 and $36,822, respectively.

Securities available for sale may be sold in order to fund future operating cash flow expenditures.

NOTE 3.  SECURITIES AVAILABLE FOR SALE


The following is a summary of the Partnership's securities available for sale as of December 31, 2001 and 2000:


                                                            Gross             Gross
                                                         Unrealized        Unrealized
                                         Cost               Gains            Losses          Fair Value
                                         --------------------------------------------------------------
                                                                       2001
                                         --------------------------------------------------------------
Securities available for sale:
 Mutual funds                           $67,189          $     --           $(10,619)          $56,570
 Mortgage-backed securities               2,593                60                                2,653
                                        -------          --------           --------           -------
                                        $69,782          $     60           $(10,619)          $59,223
                                        =======          ========           ========           =======

                                                                       2000
                                         --------------------------------------------------------------
Securities available for sale:
 Mutual funds                           $62,311          $     --           $ (6,728)          $55,583
 Other equity investments                 3,439                91                 --             3,530
                                        -------          --------           --------           -------
                                        $65,750          $     91           $ (6,728)          $59,113
                                        =======          ========           ========           =======


At December 31, 2001, the Partnership did not have trading or held to maturity securities.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 3.       SECURITIES AVAILABLE FOR SALE (CONTINUED)


Gross realized gains and losses from the sale of securities available for sale for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                       2001              2000             1999
                                                      -----             -------           -------
Realized gains                                        $    --           $    --           $     5
Realized (losses)                                          --            (5,880)           (1,499)
                                                      -------           -------           -------
                                                      $    --           $(5,880)          $(1,494)
                                                      =======           =======           =======

Unrealized (losses) on available-for-sale
  securities:
     Unrealized holding (losses) arising
        during the period                             $(3,922)          $(1,939)          $(4,871)
     Less:  Reclassification adjustment for
        (losses) realized in net income (loss)             --            (5,880)           (1,494)
                                                      -------           -------           -------
     Other comprehensive income (loss)                $(3,922)          $ 3,941           $(3,377)
                                                      =======           =======           =======

The Partnership has only equity securities. Equity securities have no maturity date. Therefore, there are no amortized cost or fair values of securities available for sale as of December 31, 2001 by contractual maturity.

Proceeds from sales of securities available for sale during the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                             2001              2000                1999
                                                           --------         ----------         -----------
Proceeds from sales of securities available for sale       $    845         $   91,119         $    20,138
                                                           ========         ==========         ===========



Dividend income included in nonoperating income (expense) in the accompanying Statements of Operations totaled $5,774, $9,059 and $10,361 for the years ended December 31, 2001, 2000 and 1999, respectively.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


NOTE 4.  LEASED PROPERTY HELD FOR SALE


The Partnership leases office facilities under various lease agreements. The following schedule provides an analysis of the Partnership's investment in property held for lease by major classes as of December 31, 2001 and 2000, respectively.

                                                                     2001            2000
                                                                  ----------          ----------
 Land                                                             $  631,028          $  631,028
 Building                                                          2,524,110           2,524,110
 Building improvements                                             1,311,641           1,311,641
                                                                  ----------          ----------
                                                                   4,466,779           4,466,779
 Less accumulated depreciation                                       705,480             705,480
                                                                  ----------          ----------
                                                                   3,761,299           3,761,299
 Less allowance on impairment of property                          1,473,730           1,473,730
                                                                  ----------          ----------
                                                                  $2,287,569          $2,287,569
                                                                  ==========          ==========


The following is a schedule by year of all minimum future rentals on noncancelable operating leases as of December 31, 2001:


 Year Ending
 December 31,                                       Amount
-------------                                    ----------
  2002                                           $  448,439
  2003                                               15,256
                                                 ----------
                                                 $  463,695
                                                 ==========

The property is currently contracted with a real estate broker. It is the intention of the General Partners to market and sell the property. The sales proceeds will be used to pay off debt/liabilities and return partners' equity. In 1998, the Partnership recorded a loss of $1,392,468 to reflect the $2,365,800 estimated sales value of the assets, net of related selling costs. In 2000, the Partnership recorded an additional loss of $81,262 to expense additional improvements and to reflect the $2,323,500 reduced sales value of the assets, net of related selling costs. This estimate is subject to potential significant change. Subsequent to the recognition of the impairment, depreciation and amortization of the related assets were discontinued.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 5.  NOTE PAYABLE, BANK, LONG-TERM DEBT AND PLEDGED ASSETS


Long-term debt and pledged assets consists of the following at December 31, 2001 and 2000:

                                                                                         2001                2000
                                                                                       ----------          ----------
Note payable to bank, due in monthly installments of $5,000 plus interest at prime (4.75% at December 31, 2001), through June, 2002, secured by building,
 guaranteed by general partner.                                                        $1,452,000          $1,512,000
                                                                                       ----------          ----------
                                                                                        1,452,000           1,512,000
Less current maturities                                                                 1,452,000              60,000
                                                                                       ----------          ----------
                                                                                       $       --          $1,452,000
                                                                                       ===========         ==========

NOTE 6.  PRIORITY RETURN


The cumulative unpaid priority return to the limited partners is $3,137,969 and $2,895,185 at December 31, 2001 and 2000, respectively. There were no cash distributions to the limited partners for the priority return for the years ended December 31, 2001, 2000 and 1999. Based on current and projected real estate market conditions, the General Partners believe that it is reasonably unlikely that a future sale of the Partnership property would produce sufficient net sales proceeds to pay the priority return.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


NOTE 7.  RELATED PARTY TRANSACTIONS


Management expenses paid to a General Partner and to Internet Services Corporation, a related party, in connection with day-to-day operations of the Partnership amounted to $17,585, $16,493, and $16,471 for the years ended December 31, 2001, 2000 and 1999, respectively. Also, allocated expenses were paid to related parties in the amounts of $68,638, $56,569 and $66,572 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 8.  MAJOR TENANTS


Rental income for the years ended December 31, 2001, 2000 and 1999, respectively, included approximate rentals from the following major tenants which accounted for 10% or more of the total rental income of the Partnership for those years:

                       Approximate Amount of Rental Income
                              Year Ended December 31,
                  ---------------------------------------------
                    2001              2000            1999
                  ---------------------------------------------
Tenant A          $502,000          $467,000          $462,000


Accounts receivable from the major tenant identified above was as follows at December 31, 2001 and 2000, respectively:


                        December 31,
                  -------------------------
                    2001            2000
                  -------------------------
Tenant A          $42,091          $41,661


The major tenant identified above has the option to terminate its lease agreement with the Partnership two years prior to the end of the lease. If the option is exercised, the tenant may terminate its lease with the Partnership by November 2002.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

NOTE 9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


The following tables present summarized quarterly data for the years ended December 31, 2001 and 2000:

                                                              Year Ended December 31, 2001
                                                                    Three Months Ended
                                             March 31           June 30       September 30        December 31
                                             --------          --------          --------          --------
Rental income                                $143,671          $146,628          $148,664          $147,625
Operating expenses                             96,534           113,648            95,015            98,580
Nonoperating income                             1,947             1,647             1,067             1,358
Nonoperating expenses                          32,697            27,468            24,723            19,270
                                             --------          --------          --------          --------
Net income                                   $ 16,387          $  7,159          $ 29,993          $ 31,133
                                             ========          ========          ========          ========
Net income per limited partner unit          $   2.56          $   1.12          $   4.69          $   4.75
                                             ========          ========          ========          ========

                                                              Year Ended December 31, 2000
                                                                   Three Months Ended
                                            March 31           June 30        September 30       December 31
                                            --------           -------        ------------       -----------
Rental income                                $136,366          $137,965          $137,965          $140,610
Operating expenses                             87,091            91,638            84,493            84,155
Nonoperating income                             2,259             1,798             2,713             2,834
Nonoperating expenses                          35,738            41,216            36,054            36,843
                                             --------          --------          --------          --------
Net income                                   $ 15,796          $  6,909          $ 20,131          $ 22,446
                                             ========          ========          ========          ========

Net income per limited partner unit          $   2.44          $   1.07          $   3.12          $   3.48
                                             ========          ========          ========          ========

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

         Faison S. Kuester, Jr., 56, graduated from the University of North Carolina at Chapel Hill with a Bachelor of Arts Degree in History in 1967. He is a resident of Charlotte, North Carolina. After three years service in the United States Army as a Lieutenant, Mr. Kuester joined Independence Development Corporation in 1972 serving as a director of leasing and management for a period of three years. In 1974, Mr. Kuester formed his own company, Kuester Realty and Management, in order to lease and manage commercial properties in Charlotte, North Carolina and surrounding communities. In addition to leasing and managing various commercial properties, Kuester Realty developed two medical clinics in the Charlotte area. In 1980, Kuester Properties, Inc. ("KPI") was formed to specialize in on-site management of apartment communities in the southeastern United States. The following year Cauble and Kuester Company, Inc. was organized to lease and manage commercial properties in the metropolitan Atlanta area. This partnership brought together Cauble and Company, experienced mortgage lenders and leasing agents in the Atlanta market, and Kuester Realty and Management. Finally, in 1983, Kuester Development Corporation was formed to allow the Kuester companies to engage in selective real estate development projects in the southeastern United States.

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

         Dexter R. Yager, Sr., 62, is the President and founder of D&B Yager Enterprises, Inc., Mr. Yager's Amway distributorship business. Through D&B Yager Enterprises, Inc., Mr. Yager has been an independent business owner for Amway Corporation for over 35 years during which time he has achieved the status of Founder's Crown Ambassador, which is the highest level attainable as an Amway distributor. The Amway Corporation, now known as Quixtar, is one of the largest manufacturers of home care products in the world. He is also a former member and past president of the Amway Distributor Association Board of Directors. Mr. Yager has many other family-owned businesses and is responsible for the development of several businesses, including the following: Yager Personal Development, Inc., which handles Mr. Yager's services as a speaker at Amway events, Yager Construction Company, Inc., which is a general building contractor; and YFP, LLC (f/k/a as The Dexter and Birdie Yager Family Limited Partnership), which owns various real estate investments and manages real estate for the Yager family.

         Mr. Yager has significant experience in real estate investment for his own account. Mr. Yager personally, and through partnerships in which he and his wife own a majority interest, has made investments in raw land, office buildings, shopping centers, and other commercial and residential real estate having a market value in excess of $10,000,000. He has made substantial additional real estate investments through partnerships in which he does not own a majority interest.

         Item 11. Executive Compensation. The Partnership does not employ any executive officers or directors. Dexter R. Yager, Sr. and Faison S. Kuester have policy making functions with regard to Partnership operations. See Item 10 for the relationship of such persons to the Partnership. See Item 13 for a description of payments made to FSK Properties, LLC for property management services and to Internet Services Corporation, Inc. for accounting and management services.

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

         Item 13. Certain Relationships and Related Transactions. During the fiscal year ended December 31, 2001, FSK Properties, LLC received $48,796 for management fees, commissions and repair service fees. Internet Services Corporation, Inc. received $37,427 for providing accounting/management services. Internet Services Corporation is owned equally by three trusts, the beneficial interests of which inure to the benefit of three children of Dexter R. Yager, Sr., the sole General Partner of DRY Limited Partnership, which limited partnership is one of the two general partners of the Partnership. Janitorial services for the EastPark Executive Center are provided by Marquis Cleaning Services, which is operated and owned by Dexter R. Yager's nephew.

         The General Partners believe that the terms for the above mentioned services are as favorable as those the Partnership could obtain from unaffiliated parties.

                                     PART IV

         Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

         (a)(1) The following financial statements of the Partnership are included in Part II, Item 8 hereof.

                  (i)      Independent Auditor's Report
                  (ii)     Balance Sheets as of December 31, 2001 and 2000
                  (iii) Statements of Operations for years ended December 31, 2001, 2000 and 1999
                  (iv) Statements of Partners' Equity for years ended December 31, 2001, 2000 and 1999
                  (v) Statements of Cash Flows for years ended December 31, 2001, 2000 and 1999
                  (vi)     Notes to Financial Statements

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

                  (10.1)*  Limited Partnership Agreement

                  (10.2)** Exclusive Leasing and Management Agreement dated
                           October 1, 1994 (EastPark Executive Center).

                  (10.3)***Listing Agreement of Property for Lease and/or Sale
                           dated December 22, 1998 (EastPark Executive Center).

                  (23)     Consent of Independent Auditor

         (b)      Reports on Form 8-K: None.

         (c) Exhibits: The exhibits listed in Item 14(a)(3) above and not incorporated herein by reference are filed with this Form 10-K.

         (d) Financial Statement Schedules: There are no financial statement schedules included in this Form 10-K report.

------------------------------------------------------------------------------
* Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

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

                                  YAGER/KUESTER PUBLIC FUND
                                  LIMITED PARTNERSHIP

                                  By:   FSK Limited Partnership


March 28, 2002                          By:   /s/ Faison S. Kuester, Jr.
                                            -------------------------------
                                                 Faison S. Kuester, Jr.
                                                 General Partner
                                                 (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2002 by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


 /s/Thomas K. Emery                        /s/ Faison S. Kuester
-------------------------------            ------------------------------------
Thomas K. Emery                            Faison S. Kuester, Jr., General
(Principal Accounting Officer)             Partner of FSK Limited Partnership,
                                           General Partner of the Partnership

Date  March 28, 2002                       Date  March 28, 2002


                                            /s/ Dexter R. Yager, Sr.
                                           ------------------------------------
                                           Dexter R. Yager, Sr., General
                                           Partner of DRY Limited Partnership,
                                           General Partner of the Partnership

                                           Date  March 28, 2002