Form 10-Q
period 2002-03-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2002-05-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For Quarter Ended    March 31, 2002
                  ---------------------

                                       or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________  to  _______________

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

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements




                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                          March 31,            December 31,
                                                            2002                   2001
                                                       ----------------       ----------------
                                                         (Unaudited)              (Note)
   ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                    $ 90,013               $ 65,583
 Accounts receivable, tenant                                    42,093                 42,091
 Prepaid expenses                                                1,063                      -
 Securities available for sale                                  62,246                 59,223
                                                       ----------------       ----------------

        Total current assets                                   195,415                166,897
                                                       ----------------       ----------------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   2002 $705,480; 2001 $705,480                             2,287,569              2,287,569

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   2002 $12,190; 2001 $12,190                                    2,810                  2,810
 Deferred leasing commissions, net of accumulated
   amortization 2002 $19,265; 2001 $19,265                      33,122                 33,122
                                                       ----------------       ----------------

                                                           $ 2,518,916            $ 2,490,398
                                                       ================       ================

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                      $ 1,437,000            $ 1,452,000
 Accounts payable                                                5,929                 11,793
 Accrued expenses                                               24,435                  8,769
                                                       ----------------       ----------------

        Total current liabilities                            1,467,364              1,472,562
                                                       ----------------       ----------------

LONG-TERM DEBT, less current maturities                              -                       -
                                                       ----------------       ----------------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                              (12,677)               (12,993)
 Limited partners                                            1,072,675              1,041,388
 Unrealized gain on investment securities                       (8,446)               (10,559)
                                                       ----------------       ----------------

                                                             1,051,552              1,017,836
                                                       ----------------       ----------------

                                                           $ 2,518,916            $ 2,490,398
                                                       ================       ================


Note: The Condensed Balance Sheet at December 31, 2001 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                      2002              2001
                                                 -------------      ------------
                                                   (Unaudited)       (Unaudited)

Rental income                                       $ 147,625        $ 143,671

Operating expenses:
 Wages and contract labor                               1,500            1,500
 Depreciation and amortization                              -                -
 Repairs and maintenance                               42,309           38,509
 Management fees                                        4,429            4,284
 Utilities                                             23,221           22,132
 Professional fees                                     16,914           19,566
 Property taxes                                        10,665            9,621
 Miscellaneous                                          1,062              922
                                                 -------------      -----------

                                                      100,100           96,534
                                                 -------------      -----------

        Operating income                               47,525           47,137
                                                 -------------      -----------

Nonoperating income (expense):
 Interest and dividend income                           1,213            1,947
 Interest expense                                     (17,135)         (32,697)
 Other                                                      -                -
                                                 -------------      -----------

                                                      (15,922)         (30,750)
                                                 -------------      -----------

        Net income                                   $ 31,603         $ 16,387
                                                 =============      ===========

        Net income per limited
          partnership unit                             $ 4.95           $ 2.56
                                                 =============      ===========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                         Three Months Ended
                                                                             March 31,
                                                                     ------------------------
                                                                        2002          2001
                                                                     ----------   -----------
                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $ 31,603      $ 16,387
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                            -             -
   Loss on sale of securities available for sale                            -             -
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and                      (1.065)        6,433
      other receivables
   Increase (Decrease) in accounts payable and accrued expenses        9,802         (27,779)
                                                                     ---------     ----------

        Net cash provided by (used in) operating activities            40,340         (4,959)
                                                                     ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                      -              -
 Purchase of securities available for sale                               (910)        (1,266)
 Improvements in investment property                                        -         (7,538)
                                                                     ---------     ----------

        Net cash provided by (used in) investing activities              (910)        (8,804)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                           (15,000)       (15,000)
                                                                     ---------     ----------

        Net cash (used in) financing activities                       (15,000)       (15,000)

        Net increase (decrease) in cash and cash equivalents           24,430        (28,763)

Cash and cash equivalents:
 Beginning                                                             65,583         72,209
                                                                     ---------     ----------

 Ending                                                              $ 90,013       $ 43,446
                                                                     =========     ==========


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

4.    Priority Return:

      At December 31, 2001, the cumulative unpaid priority return to the unit holders was $3,137,969 compared to $2,895,185 one year prior. This increase resulted from no distributions being made to partners during the year. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the remaining Partnership property would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2001 to March 31, 2002. Accrued expenses have increased from year-end due to the monthly accrual of the 2002 real property taxes. Cash has increased due to cash being provided by operating activities.


Liquidity and Capital Resources

During the quarter ended March 31, 2002, the Partnership operations continued to meet working capital requirements and the working capital deficit was deceased by approximately $34,000. The working capital deficit as of March 31, 2002 was $1,271,949. The large working capital deficit is mainly attributable to the reclassification of long-term debt to short-term due to the loan maturing on June 30, 2002. The General Partners have received a verbal commitment from Wachovia Bank, NA (formerly First Union National Bank) to refinance such indebtedness. The new loan will mature on December 31, 2004 with interest at the bank's prime rate (currently 4.75%) and a monthly principal payment at $7,000, up from the current $5,000.


Results of Operations

Operations for the three months ended March 31, 2002 are comparable to the same period of the prior year. Rental income is up approximately 3% due to escalation increases for the current tenants and increased occupancy. Operating expenses are up approximately $4,000 as compared to the same period of the prior year, generally due to the increase in repairs and maintenance. Interest expense is down by approximately $15,000 or 48% due to the decrease in interest rates on the floating rate loan.


Status of EastPark Executive Center

The General Partners remain committed on selling the EastPark facility and continue to have it listed with a commercial real estate broker. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 93% leased, all current tenants have the option to terminate their leases within the next two years. The GSA has the election to terminate its lease in November 2002 and accounts for 86% of the total rental income; accordingly, the General Partners will focus their lease extension efforts on the GSA. However, no assurances can be given that a replacement tenant could be found if the GSA decides to terminate. In May 2002, the Partnership renewed a 4,046 square foot lease for an additional year with a 4% rate increase. The lease will now expire on April 30, 2003 and has a rental rate of $15.23 per square foot. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as it can sell the property to a qualified buyer.


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
                                Sale dated December 22, 1998 (EastPark Executive
                                Center)


                  (b) Reports on Form 8-K:

                      No reports on Form 8-K have been filed during the three months ended March 31, 2002.


--------------------------------------------------------------------------------
         * Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

         ** Incorporated by reference to Exhibit 3 of the Partnership's Form 10-K for the year ended December 31, 1995.

         *** Incorporated by reference to Exhibit 4 of the Partnership's Form 10-K for the year ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     YAGER/KUESTER PUBLIC FUND
                                     LIMITED PARTNERSHIP
                                     (Registrant)

                                     By:  DRY Limited Partnership,
                                          General Partner of Registrant


Date     05/14/02                    By:  /s/ Dexter R. Yager, Sr.
     ----------------------             ------------------------------------
                                          Dexter R. Yager, Sr.
                                          General Partner

Date     05/14/02                    By:  /s/ Thomas K.Emery
     ----------------------             ------------------------------------
                                         Thomas K. Emery
                                         Chief Financial Officer