Form 10-Q
period 2002-06-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2002-08-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)
 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended               June 30, 2002
                 ---------------------------------------------


                                       or

 [x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                             Number)


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

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS




                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                            June 30,        December 31,
                                                              2002              2001
                                                         ---------------   --------------
                                                           (Unaudited)          (Note)
   ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                    $ 112,471         $ 65,583
 Accounts receivable, tenant                                     42,093           42,091
 Prepaid expenses                                                 1,084                -
 Securities available for sale                                   60,238           59,223
                                                         ---------------   --------------

        Total current assets                                    215,886          166,897
                                                         ---------------   --------------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   2002 $705,480;  2001 $705,480                              2,287,569        2,287,569

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   2002 $12,190; 2001 $12,190                                     2,810            2,810
 Deferred leasing commissions, net of accumulated
   amortization 2002 $19,265; 2001 $19,265                       33,122           33,122
                                                         ---------------   --------------

                                                            $ 2,539,387      $ 2,490,398
                                                         ===============   ==============

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                          $ 70,000      $ 1,452,000
 Accounts payable                                                 6,002           11,793
 Accrued expenses                                                35,856            8,769
 Deferred revenue                                                 2,179                -
                                                         ---------------   --------------

        Total current liabilities                               114,037        1,472,562
                                                         ---------------   --------------

LONG-TERM DEBT, less current maturities                       1,352,000                -
                                                         ---------------   --------------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                               (12,430)         (12,993)
 Limited partners                                             1,097,088        1,041,388
 Net unrealized gain (loss) on investment securities            (11,307)         (10,559)
                                                         ---------------   --------------

                                                              1,073,350        1,017,836
                                                         ---------------   --------------

                                                            $ 2,539,387      $ 2,490,398
                                                         ===============   ==============


Note: The Condensed Balance Sheet at December 31, 2001 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                             Three Months Ended                      Six Months Ended
                                                  June 30,                               June 30,
                                      ---------------------------------      --------------------------------
                                          2002                2001               2002               2001
                                      -------------       -------------      -------------       ------------
                                                (Unaudited)                               (Unaudited)

Rental income                            $ 148,330           $ 146,628          $ 295,955          $ 290,299

Operating expenses:
 Wages and contract labor                    1,500               1,500              3,000              3,000
 Depreciation and amortization                   -                   -                  -                  -
 Repairs and maintenance                    38,839              51,386             81,148             89,895
 Management fees                             4,515               4,422              8,944              8,706
 Utilities                                  24,849              21,854             48,070             43,986
 Professional fees                          24,484              22,633             41,398             42,199
 Property taxes                             10,665               9,621             21,330             19,242
 Miscellaneous                               2,466               2,232              3,528              3,154
                                      -------------       -------------      -------------       ------------
                                           107,318             113,648            207,417            210,182
                                      -------------       -------------      -------------       ------------
        Operating income                    41,012              32,980             88,537             80,117
                                      -------------       -------------      -------------       ------------

Nonoperating income (expense):
 Interest and dividend income                1,159               1,647              2,372              3,594
 Interest expense                          (17,512)            (27,468)           (34,647)           (60,165)
 Other                                           -              (4,974)                 -                  -
                                      -------------       -------------      -------------       ------------
                                           (16,353)            (25,821)           (32,275)           (56,571)
                                      -------------       -------------      -------------       ------------
        Net income                        $ 24,659             $ 7,159           $ 56,262           $ 23,546
                                      =============       =============      =============       ============

        Net income per limited
          partnership unit                   $3.86              $ 1.12             $ 8.80             $ 3.68
                                      =============       =============      =============       ============


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                       Six Months Ended
                                                                           June 30,
                                                               --------------------------------
                                                                   2002               2001
                                                               -------------       ------------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $ 56,262           $ 23,546
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                          -                  -
   Loss on sale of securities available for sale                          -                  -
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and                    (1,085)            11,105
      other receivables
    Increase (Decrease) in accounts payable and accrued expense      23,475            (11,029)
                                                               -------------       ------------

        Net cash provided by (used in) operating activities          78,652             23,622
                                                               -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                    -                  -
 Purchase of securities available for sale                           (1,764)            (2,396)
 Improvements in investment property                                      -             (7,538)
 Disbursements for deferred charges                                       -                  -
                                                               -------------       ------------

        Net cash provided by (used in) investing activities          (1,764)            (9,934)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                         (30,000)           (30,000)
                                                               -------------       ------------

        Net cash (used in) financing activities                     (30,000)           (30,000)

        Net increase (decrease) in cash and cash equivalents         46,888            (16,312)

Cash and cash equivalents:
 Beginning                                                           65,583             72,209
                                                               -------------       ------------
 Ending                                                           $ 112,471           $ 55,897
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

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2001 to June 30, 2002. Accrued expenses have increased from year-end due to the monthly accrual of the 2002 real property taxes. Cash has increased due to cash being provided by operating activities.


Liquidity and Capital Resources

During the quarter ended June 30, 2002, the Partnership operations continued to meet working capital requirements and the working capital deficit was deceased by approximately $1,400,000. The working capital as of June 30, 2002 was $94,849. The large reduction to working capital deficit is mainly attributable to the reclassification of the current portion of the long-term debt. On June 4th, the General Partners refinanced the existing loan with Wachovia Bank, NA (formerly First Union National Bank). The new loan matures on December 31, 2004 with interest at the bank's prime rate (currently 4.75%). Monthly principal payments of $7,000 will commence on August 31, 2002. The new principal payment is $2,000 higher than the $5,000 previously required.


Results of Operations

Operations for the six months ended June 30, 2002 are comparable to the same period of the prior year. Rental income is up approximately 2% due to escalation increases for the current tenants and increased occupancy. Operating expenses are down approximately $3,000 as compared to the same period of the prior year. The favorable operating expense variance is related to the normal fluctuations of repairs and maintenance. Interest expense is down by approximately $25,500 or 42% due to the decrease in interest rates on the floating rate loan.


Status of EastPark Executive Center

The General Partners remain committed on selling the EastPark facility and continue to have it listed with a commercial real estate broker. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 91% leased, all current tenants have the option to terminate their leases within the next two years. The tenant, GSA, has the election to terminate its lease in November 2002. The GSA lease accounts for 86% of the total rental income at East Park; accordingly, the General Partners will focus their lease extension efforts towards the GSA lease. However, no assurances can be given that a replacement tenant could be found if GSA decides to terminate their lease. In May 2002, the Partnership renewed a 4,046 square foot lease for an additional year with a 4% rate increase. The renewed lease expires April 30, 2003 and has a rental rate of $15.23 per square foot. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as it can sell the property to a qualified buyer.


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

               Item 6.     Exhibit Index

                           (a) Exhibits:

                           Designation
                           Number Under
               Exhibit     Item 601 of
               Number      Regulation S-K   Exhibit Description

                    1*         4            Instrument defining rights of
                                            security holders - set forth in the
                                            Limited Partnership Agreement

                    2*         10           Limited Partnership Agreement

                    3**        10.1         Exclusive Leasing and Management
                                            Agreement dated October 1, 1994
                                            (EastPark Executive Center)

                    4***       10.2         Listing Agreement of Property For
                                            Lease and/or Sale dated December 22,
                                            1998 (EastPark Executive Center)

                    9          99.1         Certification pursuant to Section
                                            1350 of Chapter 63 of Title 18 of
                                            the United States Code. (Sarbanes-
                                            Oxley Act of 2002)

                   10          99.2         Certification pursuant to Section
                                            1350 of Chapter 63 of Title 18 of
                                            the United States Code. (Sarbanes-
                                            Oxley Act of 2002)





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

                                       YAGER/KUESTER PUBLIC FUND
                                        LIMITED PARTNERSHIP
                                       (Registrant)

                                       By:     DRY Limited Partnership,
                                               General Partner of Registrant


Date     08/14/02                      By:      /s/ Dexter R. Yager, Sr.
     -----------------                     ------------------------------------
                                                    Dexter R. Yager, Sr.
                                                    General Partner

Date      08/14/02                     By:      /s/ Thomas K.Emery
     -----------------                    --------------------------------------
                                                    Thomas K. Emery
                                                    Chief Financial Officer