Form 10-Q
period 2002-09-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2002-11-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                      September  30, 2002
                 ---------------------------------------------------------------

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                    September 30,  December 31,
                                                         2002          2001
                                                    -------------  ------------
   ASSETS                                            (Unaudited)      (Note)

CURRENT ASSETS
 Cash and cash equivalents                           $   190,597    $    65,583
 Accounts receivable, tenant                                --           42,091
 Prepaid expenses                                          1,043           --
 Securities available for sale                            56,598         59,223
                                                     -----------    -----------

        Total current assets                             248,238        166,897
                                                     -----------    -----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   2002  $705,480;  2001  $705,480                     2,287,569      2,287,569

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   2002  $12,190;  2001  $12,190                           2,810          2,810
 Deferred leasing commissions, net of accumulated
   amortization 2002  $19,265;  2001  $19,265             33,122         33,122
                                                     -----------    -----------

                                                     $ 2,571,739    $ 2,490,398
                                                     ===========    ===========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                $    84,000    $ 1,452,000
 Accounts payable                                         11,720         11,793
 Accrued expenses                                         45,698          8,769
                                                     -----------    -----------

        Total current liabilities                        141,418      1,472,562
                                                     -----------    -----------

LONG-TERM DEBT, less current maturities                1,331,000           --
                                                     -----------    -----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                        (12,122)       (12,993)
 Limited partners                                      1,127,576      1,041,388
 Net unrealized gain (loss) on investment securities     (16,133)       (10,559)
                                                     -----------    -----------

                                                       1,099,321      1,017,836
                                                     -----------    -----------

                                                     $ 2,571,739    $ 2,490,398
                                                     ===========    ===========


Note: The Condensed Balance Sheet at December 31, 2001 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                  ---------------------   ---------------------
                                     2002       2001         2002        2001
                                  ---------   ---------   ---------    --------
                                       (Unaudited)             (Unaudited)

Rental income                     $ 152,650   $ 148,664   $ 448,605   $ 438,963

Operating expenses:
 Wages and contract labor             1,500       1,500       4,500       4,500
 Depreciation and amortization         --          --          --          --
 Repairs and maintenance             46,377      42,114     127,525     132,009
 Management fees                      5,663       4,450      14,607      13,156
 Utilities                           28,077      25,978      76,147      69,964
 Professional fees                   14,322      10,204      55,720      52,403
 Property taxes                       9,314       9,621      30,644      28,863
 Miscellaneous                        1,201       1,148       4,729       4,302
                                  ---------   ---------   ---------   ---------

                                    106,454      95,015     313,872     305,197
                                  ---------   ---------   ---------   ---------

        Operating income             46,196      53,649     134,733     133,766
                                  ---------   ---------   ---------   ---------

Nonoperating income (expense):
 Interest and dividend income         1,477       1,067       3,849       4,661
 Interest expense                   (16,876)    (24,723)    (51,523)    (84,888)
 Other                                 --          --          --          --
                                  ---------   ---------   ---------   ---------

                                    (15,399)    (23,656)    (47,674)    (80,227)
                                  ---------   ---------   ---------   ---------

        Net income                $  30,797   $  29,993   $  87,059   $  53,539
                                  =========   =========   =========   =========

        Net income per limited
          partnership unit        $    4.82   $    4.69   $   13.62   $    8.38
                                  =========   =========   =========   =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                             Nine Months Ended
                                                                September 30,
                                                            -------------------
                                                               2002       2001
                                                            --------   --------
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $ 87,059   $ 53,539
 Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                 --         --
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and
     other receivables                                        41,048     11,016
   Increase (Decrease) in accounts payable and
     accrued expenses                                         36,856     (5,425)
                                                            --------   --------

       Net cash provided by (used in) operating activities   164,963     59,130
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of securities available for sale                    (2,949)    (3,046)

 Improvements in investment property                             --      (7,538)
                                                            --------   --------

       Net cash provided by (used in) investing activities    (2,949)   (10,584)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                  (37,000)   (45,000)
                                                            --------   --------

       Net cash (used in) financing activities               (37,000)   (45,000)

       Net increase (decrease) in cash and cash equivalents  125,014      3,546

Cash and cash equivalents:
 Beginning                                                    65,583     72,209
                                                            --------   --------

 Ending                                                     $190,597   $ 75,755
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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition
------------------------------

There have not been any significant changes in financial condition from December 31, 2001 to September 30, 2002. Accrued expenses have increased from year-end due to the monthly accrual of the 2002 real property taxes. The tenant, General Services Administration ("GSA"), historically pays rent in arrears and therefore an account receivable is established. In September, the GSA paid its rent early thereby reducing the receivable.


Liquidity and Capital Resources
-------------------------------

During the quarter ended September 30, 2002, the Partnership operations continued to meet working capital requirements and working capital was increased by approximately $5,000. The working capital as of September 30, 2002 was $106,820. On June 4, 2002 the General Partners refinanced the existing loan with Wachovia Bank, NA (formerly First Union National Bank). The new loan matures on December 31, 2004 with interest at the bank's prime rate (currently 4.75%). Monthly principal payments of $7,000 commenced on August 31, 2002. The new principal payment is $2,000 higher than the $5,000 previously required.


Results of Operations
---------------------

Operating results for the nine months ended September 30, 2002 are comparable to the same period of the prior year. Rental income is up approximately 2% due to escalation increases for the current tenants and increased occupancy. Operating expenses are up approximately 3% as compared to the same period of the prior year primarily due to the increase in utilities. Interest expense continues to be down from the prior year due to the decrease in interest rates on the floating rate loan. Interest expense is currently down approximately 39% from the prior year.

Status of EastPark Executive Center
-----------------------------------

The General Partners remain committed to selling the EastPark facility and continue to have it listed with a commercial real estate broker. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 91% leased, all current tenants have the option to terminate their leases currently or within the next year. GSA has the election to terminate its lease as of November 2002. The GSA lease accounts for 86% of the total rental income at East Park; accordingly, the General Partners will focus their lease extension efforts towards the GSA lease. However, no assurances can be given that a replacement tenant could be found if GSA decides to terminate its lease. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as it can sell the property to a qualified buyer.

Forward-Looking Statements
--------------------------

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Partnership. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements.


ITEM 4.   CONTROLS AND PROCEDURES

In connection with the preparation of this report, the person performing the function of principal executive officer and the person performing the function of the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days of the filing of this report and have concluded that the Partnership's disclosure controls and procedures are suitable and effective for the Partnership, taking into consideration the size and nature of the Partnership's business and operations.

PART II.   OTHER INFORMATION

           Item 1.     Legal Proceedings

                       The Partnership is not engaged in any legal proceedings of a material nature at the present time.

           Item 6.     Exhibit Index

                       (a) Exhibits:

                       Designation
                       Number Under
           Exhibit     Item 601 of
           Number      Regulation S-K   Exhibit Description
           -------     --------------   -------------------

             1*            4            Instrument defining rights of security
                                        holders - set forth in the Limited
                                        Partnership Agreement

             2*            10           Limited Partnership Agreement

             3**           10.1         Exclusive Leasing and Management
                                        Agreement dated October 1, 1994
                                        (EastPark Executive Center)

             4***          10.2         Listing Agreement of Property For Lease
                                        and/or Sale dated December 22, 1998
                                        (EastPark Executive Center)

             5             99.1         Certification pursuant to Section 1350
                                        of Chapter 63 of Title 18 of the United
                                        States Code. (Sarbanes-Oxley Act of
                                        2002.)

             6             99.2         Certification pursuant to Section 1350
                                        of Chapter 63 of Title 18 of the
                                        United States Code. (Sarbanes-Oxley Act
                                        of 2002.)



                       (b) Reports on Form 8-K:

                           No reports on Form 8-K have been filed during the three months ended September 30, 2002.



-------------
         * Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

        ** Incorporated by reference to Exhibit 3 of the Partnership's Form 10-K for the year ended December 31, 1995.

       *** Incorporated by reference to Exhibit 4 of the Partnership's Form 10-K for the year ended December 31, 1998.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP (Registrant)

                              By:      DRY Limited Partnership,
                                       General Partner of Registrant


Date     11/14/02                      By:     /s/ Dexter R. Yager, Sr.
     -------------------                   -------------------------------------
                                                   Dexter R. Yager, Sr.
                                                   General Partner

Date     11/14/02             By:           /s/ Thomas K.Emery
     -------------------         -----------------------------------------------
                                                Thomas K. Emery
                                 (Serving in the function of Principal Financial
Officer)

                        CERTIFICATE OF PERSON PERFORMING
                      FUNCTIONS OF CHIEF EXECUTIVE OFFICER

         I, Dexter R. Yager, Sr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Yager/Kuester Public Fund Limited;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

                                       /s/ Dexter R. Yager, Sr.
                                       -----------------------------------------
                                       Dexter R. Yager, Sr., General Partner of
                                       DRY Limited Partnership,
                                       the General Partner of Registrant

                        CERTIFICATE OF PERSON PERFORMING
                      FUNCTIONS OF CHIEF FINANCIAL OFFICER

         I, Thomas K. Emery, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Yager/Kuester Public Fund Limited;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

                                            /s/ Thomas K. Emery
                                            ------------------------------------