Form 10-K
period 2002-12-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2003-03-31
CIK 797397

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________

Commission file number  0-8444
                       ---------------------------------------------------------

Yager/Kuester Public Fund Limited Partnership
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

          North Carolina                                56-1560476
----------------------------------         ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

 1300 Altura Road, P.O. Box 1329
    Fort Mill, South Carolina                           29716-1329
----------------------------------         -------------------------------------
(Address of principal offices)                          (Zip Code)

Registrant's telephone number, including area code:    (803) 547-9100
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act) Yes [ ]   No [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Not Applicable.

Documents Incorporated By Reference
-----------------------------------

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

     EastPark Executive Center, Charlotte, NC - the General Services Administration ("GSA") has a lease term for a ten (10) year period ending on October 31, 2004, at a current rental rate of $15.01 per square foot, subject to its right to early termination of the lease upon ninety (90) days notice. The Partnership has incurred approximately $1,104,000 in leasehold improvements in connection with the GSA lease. The GSA lease accounts for approximately 85% of the rental income related to the EastPark Executive Center. The remaining leasehold space is leased to two other tenants.

     The Partnership has no employees of its own; management of the Partnership's property is performed by FSK Properties, LLC, an affiliate of FSK Limited Partnership. Administration of the Partnership is performed by the General Partners. (See Items 10 and 13 below.)

     Item 2. Properties. On June 23, 1989, the Partnership purchased the EastPark Executive Center, an office complex comprised of two buildings located in Charlotte, North Carolina with net leasable area of 45,300 square feet, for a purchase price of $3,155,138 of which $1,500,000 was provided by a first mortgage loan bearing interest at 10.5% per annum and having a term of 10 years. This mortgage loan became due in July 1999 and was refinanced with First Union National Bank. In 1998, the Partnership recorded a loss of $1,392,468 to reflect the $2,365,800 estimated sales value of the EastPark facility, net of related costs to sell. In 1999, the Partnership recorded an additional loss of $81,262 to expense additional improvements and to reflect a $2,323,500 estimated sales value, net of related costs to sell. In 2002, the Partnership incurred additional improvements of $15,050 that were expensed.

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

     Item 3. Legal Proceedings. The Partnership is not involved in any legal proceedings and was not so involved during the year ended December 31, 2002.

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

     Item 6. Selected Financial Data.

                                                              At or For
                                                        Year Ended December 31,
                                 ---------------------------------------------------------------------
                                     2002          2001          2000           1999            1998
                                     ----          ----          ----           ----            ----
Summary of Operations
   Rental income                 $  597,286    $  586,588    $  552,906    $   550,047     $   685,156
   Net income (loss)                127,251        84,672        65,282        (29,038)     (1,588,616)
   Net income (loss)
     per limited
     partnership unit                 19.72         13.12         10.11          (4.50)        (246.12)
Summary of Financial
Position:
   Total assets                  $2,563,234    $2,490,398    $2,508,982    $ 2,490,024     $ 2,570,012
   Current maturities of
     long-term debt                  84,000     1,452,000        60,000      1,585,000       1,145,441
   Long-term debt, less
     current maturities           1,310,000          --       1,452,000           --              --
   Note Payable                        --            --            --             --           500,000
   Distribution per
     Limited partnership unit          --            --            --             --              --
     ship unit
   Number of limited
     partnership units                6,390         6,390         6,390          6,390           6,390


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity and Capital Resources

     During the year ended December 31, 2002, the Partnership continued to fund working capital requirements and working capital was increased by approximately $1,436,000 from December 31, 2001. The working capital as of December 31, 2002 was $130,930. The large increase in working capital is mainly attributable to the reclassification of the current portion of the long-term debt. On June 4, 2002, the General Partners refinanced the existing loan with Wachovia Bank, NA (formerly First Union National Bank). The new loan matures on December 31, 2004 with interest at the bank's prime rate (currently 4.25%). Monthly principal payments of $7,000 commenced on August 31, 2002. The new principal payment is $2,000 higher than the $5,000 previously required.

     The cumulative unpaid priority return to the unit holders increased from $3,137,969 at December 31, 2001 to $3,380,753 at December 31, 2002. This
increase resulted from no distributions being made to partners during the year pursuant to the Limited Partnership Agreement. Based on current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership's operating income or any refinancing of Partnership debt would generate sufficient funds to pay the priority return.

     During the year ended December 31, 2002, the Partnership had net income of $127,251 as compared to the net income of $84,672 in 2001. (See "Results of Operations" below for explanation of variance.) Rental income, operating expenses and interest expense for the years ended December 31, 2002 and 2001 resulted exclusively from the operations of the Partnership's commercial real estate properties. The EastPark Executive Center buildings were 91% leased at both December 31, 2002 and December 2001.

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


     Results of Operations

     Comparison of 2002 results with 2001.

     Net income for the year ended December 31, 2002 increased by approximately $42,000 or 50% as compared to the same period of the prior year. The main factor attributing to this increase in net income is lower interest expense. The current loan has a floating prime interest rate, which has remained low during 2002 due to current market conditions. Rental income increased by approximately 2% due to rental escalations as provided by the current leases. All other operating expenses were consistent with the prior year.

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


     Critical Accounting Policy and Risk Factors

     In the ordinary course of business, the Partnership has made a number of estimates and assumptions relating to the reporting results of operations and financial position in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Partnership believes the following discussion addresses the Partnership's most critical accounting policy, which is determined to be the most important to the portrayal of the Partnership's financial condition and results and require management's most difficult, subjective and complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Leased property held for sale.

     The Partnership has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As described in the section "Status of EastPark Facility" (see below), the real estate has been listed with a broker for approximately four years. The ultimate realizable value requires management to make estimates and assumptions about market conditions and events that may or may not occur in the future. Management has used all available information to record the property at a net realizable value. Because future events cannot be predicted with certainty, there can be no assurances that an additional write-down of the property will not be necessary.

     Status of EastPark Facility

     The General Partners remain committed on selling the EastPark facility and continue to have it listed with a commercial real estate broker. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 91% leased, all current tenants have the option to terminate their leases currently or within the next year. The GSA has the election to cancel its lease upon ninety (90) days written notice and accounts for 85% of the total rental income; accordingly, the General Partners will focus their lease extension efforts on the GSA. However, no assurances can be given that a replacement tenant could be found if GSA decides to terminate its lease. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as the Partnership can sell the property to a qualified buyer.





     Item 8. Financial Statements and Supplementary Data. The financial statements are attached hereto.

                            YAGER/KUESTER PUBLIC FUND
                               LIMITED PARTNERSHIP

                                FINANCIAL REPORT

                                DECEMBER 31, 2002

                                    CONTENTS



--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                 1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance sheets                                                            2

   Statements of operations                                                  3

   Statements of partners' equity                                            4

   Statements of cash flows                                                  5

   Notes to financial statements                                        6 - 12

-------------------------------------------------------------------------------

[MCGLADREY & PULLEN Logo]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Yager/Kuester Public Fund
   Limited Partnership
Fort Mill, South Carolina

We have audited the accompanying balance sheets of Yager/Kuester Public Fund Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yager/Kuester Public Fund Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ McGladrey & Pullen, LLP

Charlotte, North Carolina
February 11, 2003

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 2002 AND 2001



ASSETS                                                       2002             2001
-------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents (Note 2)                       $   124,060      $    65,583
Accounts receivable, tenants (Note 8)                         42,247           42,091
Securities available for sale (Note 3)                        73,426           59,223
                                                         -----------      -----------
TOTAL CURRENT ASSETS                                         239,733          166,897
                                                         -----------      -----------
Investments
Leased property held for sale, net (Notes 4 and 5)         2,287,569        2,287,569
                                                         -----------      -----------
Other Assets
Deferred charges, net of accumulated amortization of
$12,190 2002 and  2001 (Note 4)                                2,810            2,810
Deferred leasing commissions, net of accumulated
amortization of $19,265 2002 and 2001 (Note 4)                33,122           33,122
                                                         -----------      -----------
                                                              35,932           35,932
                                                         -----------      -----------
                                                         $ 2,563,234      $ 2,490,398
                                                         ===========      ===========

LIABILITIES AND PARTNERS' EQUITY
-------------------------------------------------------------------------------------
Current Liabilities
Current maturities of long-term debt (Note 5)            $    84,000      $ 1,452,000
Accounts payable                                              10,155           11,793
Accrued expenses                                              14,648            8,769
                                                         -----------      -----------
TOTAL CURRENT LIABILITIES                                    108,803        1,472,562
                                                         -----------      -----------
Long-Term Debt, less current maturities (Note 5)           1,310,000             --
                                                         -----------      -----------
Commitment and Contingency (Note 6)
Partners' Equity
General partners                                             (11,721)         (12,993)
Limited partners (Note 6)                                  1,167,367        1,041,388
Other comprehensive income, unrealized (loss) on
investment securities (Note 3)                               (11,215)         (10,559)
                                                         -----------      -----------
                                                           1,144,431        1,017,836
                                                         -----------      -----------
                                                         $ 2,563,234      $ 2,490,398
                                                         ===========      ===========

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                               2002           2001           2000
-----------------------------------------------------------------------------------
Rental income (Notes 4 and 8)               $ 597,286      $ 586,588      $ 552,906
                                            ---------      ---------      ---------
Operating expenses:
Contract labor                                  6,000          6,000          6,270
Repairs and maintenance                       171,023        176,063        137,222
Management fees (Note 7)                       17,865         17,585         16,493
Utilities                                      98,367         93,370         89,360
Professional fees                              67,594         64,702         49,503
Property taxes                                 40,633         40,633         37,222
Miscellaneous                                   6,053          5,424         11,307
                                            ---------      ---------      ---------
                                              407,535        403,777        347,377
                                            ---------      ---------      ---------
OPERATING INCOME                              189,751        182,811        205,529
                                            ---------      ---------      ---------
Nonoperating income (expense):
Interest and dividend income                    4,997          6,019          9,604
Interest expense                              (67,497)      (104,158)      (145,143)
Other                                            --             --           (4,708)
                                            ---------      ---------      ---------
                                              (62,500)       (98,139)      (140,247)
                                            ---------      ---------      ---------
NET INCOME                                    127,251         84,672         65,282
Deduct net income applicable to limited
partners (per limited partner unit
2002 $19.72; 2001 $13.12; 2000 $10.11)        125,979         83,825         64,630
                                            ---------      ---------      ---------
NET INCOME (LOSS) APPLICABLE TO
GENERAL PARTNERS (PER GENERAL
PARTNER UNIT 2002 $25.46;
2001 $16.94; 2000 $13.14)                   $   1,272      $     847      $     652
                                            =========      =========      =========

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF PARTNERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                                              Accumulated
                                                                                                                 Other
                                                              Comprehensive      General        Limited      Comprehensive
                                                   Total      Income (Loss)      Partners       Partners     Income (Loss)
--------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                      $   867,863                     $ (14,492)    $   892,933    $   (10,578)
Comprehensive income
Net income                                           65,282    $    65,282            652          64,630
Other comprehensive income:
Unrealized gain on securities available
for sale, net of reclassification entry below         3,941          3,941                                         3,941
                                                               -----------
Comprehensive income                                           $    69,223
                                               ------------    ===========      ---------     -----------    -----------
Balance, December 31, 2000                          937,086                       (13,840)        957,563         (6,637)
Comprehensive income
Net income                                           84,672    $    84,672            847          83,825
Other comprehensive income:
Unrealized loss on securities available
for sale, net of reclassification entry below        (3,922)        (3,922)                                       (3,922)
                                                               -----------
Comprehensive income                                           $    80,750
                                               ------------    ===========      ---------     -----------    -----------
Balance, December 31, 2001                        1,017,836                       (12,993)      1,041,388        (10,559)
Comprehensive income
Net income                                          127,251    $   127,251          1,272         125,979
Other comprehensive income:
Unrealized loss on securities available
for sale, net of reclassification entry below          (656)          (656)                                         (656)
                                                               -----------
Comprehensive income                                           $   126,595
                                               ------------    ===========      ---------     -----------    -----------
Balance, December 31, 2002                      $ 1,144,431                     $ (11,721)    $ 1,167,367    $   (11,215)
                                                ===========                     =========     ===========    ===========

Reclassification adjustment                         2002           2001           2000
                                                -----------    -----------      ---------
Unrealized holding losses arising               $      (656)   $    (3,922)     $  (1,939)
during the period
Less reclassification adjustment for losses
included in net income (loss)                          --             --            5,880
                                                -----------    -----------      ---------
Net unrealized gain (loss) on investments
 securities                                     $      (656)   $    (3,922)     $   3,941
                                                ===========    ===========      =========

See Notes to Financial Statements.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                           2002           2001           2000
-----------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income                                              $ 127,251      $  84,672      $  65,282
Adjustments to reconcile net income to net
cash provided by operating activities:
Net realized losses on sale of securities
available for sale                                           --             --            5,880
Changes in assets and liabilities:
(Increase) decrease in accounts receivable,
tenant and accrued rent receivable                           (156)        12,068        (15,629)
Increase (decrease) in accounts payable and
accrued expenses                                            4,241        (39,334)        22,735
                                                        ---------      ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 131,336         57,406         78,268
                                                        ---------      ---------      ---------
Cash Flows From Investing Activities
Purchase of securities available for sale                 (15,534)        (4,877)       (36,106)
Proceeds from sale of securities available for sale           675            845         91,119
NET CASH PROVIDED BY (USED IN)
                                                        ---------      ---------      ---------
   INVESTING ACTIVITIES                                   (14,859)        (4,032)        55,013
                                                        ---------      ---------      ---------
Cash Flows from Financing Activities
Principal payments on long-term borrowings
and notes payable                                         (58,000)       (60,000)       (73,000)
                                                        ---------      ---------      ---------
   NET CASH USED IN FINANCING ACTIVITIES                  (58,000)       (60,000)       (73,000)
                                                        ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                        58,477         (6,626)        60,281
Cash and cash equivalents:
Beginning                                                  65,583         72,209         11,928
                                                        ---------      ---------      ---------
Ending                                                  $ 124,060      $  65,583      $  72,209
                                                        =========      =========      =========

Supplemental Disclosure of Cash Flow Information:
Cash payment for interest                               $  68,453      $ 110,468      $ 143,932

Supplemental Disclosures of Noncash Transactions:
Net unrealized gain (loss) on securities available
for sale                                                $    (656)     $  (3,922)     $   3,941

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

A summary of the Partnership's significant accounting policies follows:

Use of estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts receivable, tenant: Accounts receivable are recognized at the contracted monthly rent amount. Accounts receivable are considered past due when payment is not received within the contract term. The Partnership does not charge late fees or interest on past due balances.

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

Deferred charges: Deferred charges are related to prepaid fees which are amortized over the length of the related loans, 1 to 10 years, on a straight-line basis. Amortization was discontinued in 1998 subsequent to the recognition of impairment (see Note 4).

Deferred leasing commissions: Deferred leasing commissions related to obtaining specific leases are amortized using the straight-line method over the noncancelable lease terms which range from three to seven years. Amortization was discontinued in 1998 subsequent to the recognition of impairment (see Note
4).

Revenue recognition: Rental revenue is recognized evenly over the term of the lease. In connection with negotiating and obtaining leases, the Partnership's management may at times grant concessions, such as free rent for a specific number of months during the lease. These costs are amortized over the life of the lease.

Disclosures about the fair value of financial instruments: Financial Accounting Standards Board Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. At December 31, 2002 and 2001, the carrying values of the Partnership's financial instruments, including accounts receivable which are due on demand and the mortgage payable which bears interest at market rates, approximate their fair values.

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

Leased property held for sale: The Partnership has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires assets to be reported at the lower of their carrying value or estimated fair value less cost to sell.

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

NOTE 2.  WORKING CAPITAL RESERVE

Per the Partnership Agreement, a minimum working capital reserve of $94,500 must be maintained to fund any expenditures that the cash flow from properties on operating leases is insufficient to meet. The combined balance of cash and cash equivalents and securities available for sale exceeds this requirement at December 31, 2002 and 2001 by $102,986 and $30,306, respectively.

Securities available for sale may be sold in order to fund future operating cash flow expenditures.

NOTE 3.  SECURITIES AVAILABLE FOR SALE

The following is a summary of the Partnership's securities available for sale as of December 31, 2002 and 2001:

                                                  Gross        Gross
                                               Unrealized    Unrealized
                                     Cost         Gains        Losses      Fair Value
                                   --------     --------      --------      --------
                                                         2002
                                   -------------------------------------------------
Securities available for sale:
Mutual funds                       $ 82,722     $   --        $(11,282)     $ 71,440
Mortgage-backed securities            1,919           67          --           1,986
                                   --------     --------      --------      --------
                                   $ 84,641     $     67      $(11,282)     $ 73,426
                                   ========     ========      ========      ========

                                                         2001
                                   -------------------------------------------------
Securities available for sale:
Mutual funds                       $ 67,189     $   --        $(10,619)     $ 56,570
Other equity investments              2,593           60                       2,653
                                   --------     --------      --------      --------
                                   $ 69,782     $     60      $(10,619)     $ 59,223
                                   ========     ========      ========      ========

At December 31, 2002, the Partnership did not have trading or held to maturity securities.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3.       SECURITIES AVAILABLE FOR SALE (CONTINUED)

Gross realized gains and losses from the sale of securities available for sale for the years ended December 31, 2002, 2001 and 2000 are as follows:

                               2002             2001               2000
                         ------------------------------------------------------
Realized gains               $      -          $     -            $      -
Realized (losses)                   -                -              (5,880)
                         ------------------------------------------------------
                             $      -          $     -            $ (5,880)
                         ======================================================


The Partnership has only equity securities. Equity securities have no maturity date. Therefore, there are no amortized cost or fair values of securities available for sale as of December 31, 2002 by contractual maturity.

Proceeds from sales of securities available for sale during the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                                  2002             2001             2000
                                                            ------------------------------------------------------
Proceeds from sales of securities available for sale              $ 675           $ 845           $ 91,119
                                                            ======================================================


Dividend income included in nonoperating income (expense) in the accompanying Statements of Operations totaled $4,795, $5,774 and $9,059 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 4.  LEASED PROPERTY HELD FOR SALE

The Partnership leases office facilities under various lease agreements. The following schedule provides an analysis of the Partnership's investment in property held for lease by major classes as of December 31, 2002 and 2001, respectively.


                                                     2002               2001
                                            ------------------------------------
Land                                               $ 631,028          $ 631,028
Building                                           2,524,110          2,524,110
Building improvements                              1,311,641          1,311,641
                                            ------------------------------------
                                                   4,466,779          4,466,779
Less accumulated depreciation                        705,480            705,480
                                            ------------------------------------
                                                   3,761,299          3,761,299
Less allowance on impairment of property           1,473,730          1,473,730
                                            ------------------------------------
                                                 $ 2,287,569        $ 2,287,569
                                            ====================================

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4.       LEASED PROPERTY HELD FOR SALE (CONTINUED)

The following is a schedule by year of all minimum future rentals on noncancelable operating leases as of December 31, 2002:

Year Ending
December 31,                                                     Amount
------------------------------------------------------------------------------
2003                                                            $ 35,791


The property is currently contracted with a real estate broker. It is the intention of the General Partners to market and sell the property. The sales proceeds will be used to pay off debt/liabilities and return partners' equity. During 2002, the Partnership expensed $15,050 of additional improvements and upgrades made to the building. The allowance on impairment of property is subject to potential significant change based upon market conditions. Subsequent to the recognition of the impairment, depreciation and amortization of the related assets were discontinued.

NOTE 5.  NOTE PAYABLE, BANK, LONG-TERM DEBT AND PLEDGED ASSETS

Long-term debt and pledged assets consists of the following at December 31, 2002 and 2001:

                                                                            2002               2001
                                                                     --------------------------------------
Note payable to bank, due in monthly installments of $5,000
  plus interest at prime (4.75% at December 31, 2001),
  through June 2002, secured by building, guaranteed by
  general partner.                                                          $         -        $ 1,452,000
Note payable to bank, due in monthly installments of $7,000
  plus interest at prime (4.25% at December 31, 2002),
  through December 2004, secured by building, guaranteed by
  general partner.                                                            1,394,000                  -
                                                                     --------------------------------------
                                                                              1,394,000          1,452,000
Less current maturities                                                          84,000          1,452,000
                                                                     --------------------------------------
                                                                            $ 1,310,000        $         -
                                                                     ======================================

NOTE 6.  PRIORITY RETURN

The cumulative unpaid priority return to the limited partners is $3,380,753 and $3,137,969 at December 31, 2002 and 2001, respectively. There were no cash distributions to the limited partners for the priority return for the years ended December 31, 2002, 2001 and 2000. Based on current and projected real estate market conditions, the General Partners believe that it is reasonably unlikely that a future sale of the Partnership property would produce sufficient net sales proceeds to pay the priority return.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 7.  RELATED PARTY TRANSACTIONS

Management expenses paid to a General Partner and to Internet Services Corporation, a related party, in connection with day-to-day operations of the Partnership amounted to $17,865, $17,585, and $16,493 for the years ended December 31, 2002, 2001 and 2000, respectively. Also, allocated expenses were paid to related parties in the amounts of $75,938, $68,638 and $56,569 for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 8.  MAJOR TENANTS

Rental income for the years ended December 31, 2002, 2001 and 2000, respectively, included approximate rentals from the following major tenants which accounted for 10% or more of the total rental income of the Partnership for those years:

                                Approximate Amount of Rental Income
                                     Year Ended December 31,
                      ------------------------------------------------------
                            2002             2001               2000
                      ------------------------------------------------------
Tenant A                  $ 506,505        $ 467,000          $ 462,000


Accounts receivable from the major tenant identified above was as follows at December 31, 2002 and 2001, respectively:

                                              December 31,
                                 --------------------------------------
                                        2002               2001
                                 --------------------------------------
Tenant A                              $ 42,247           $ 42,091


The major tenant identified above has the option to terminate its lease agreement with the Partnership two years prior to the end of the lease. If the option is exercised, the tenant may terminate its lease with the Partnership after November 30, 2002. The tenant has not exercised this option.

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables present summarized quarterly data for the years ended December 31, 2002 and 2001:

                                                                       YEAR ENDED DECEMBER 31, 2002
                                                                            Three Months Ended
                                                            March 31      June 30     September 30    December 31
                                                      -----------------------------------------------------------
Rental income                                              $ 147,625     $148,330       $ 152,650      $ 148,681
Operating expenses                                           100,100      107,318         106,454         93,663
Nonoperating income                                            1,213        1,159           1,477          1,148
Nonoperating expenses                                         17,135       17,512          16,876         15,974
                                                      -----------------------------------------------------------
Net income                                                  $ 31,603     $ 24,659        $ 30,797       $ 40,192
                                                      ===========================================================

Net income per limited partner unit                           $ 4.90       $ 3.82          $ 4.77         $ 6.23
                                                      ===========================================================

                                                                       YEAR ENDED DECEMBER 31, 2001
                                                                            Three Months Ended
                                                            March 31      June 30     September 30    December 31
                                                      -----------------------------------------------------------
Rental income                                              $ 143,671     $146,628       $ 148,664      $ 147,625
Operating expenses                                            96,534      113,648          95,015         98,580
Nonoperating income                                            1,947        1,647           1,067          1,358
Nonoperating expenses                                         32,697       27,468          24,723         19,270
                                                      -----------------------------------------------------------
Net income                                                  $ 16,387      $ 7,159        $ 29,993       $ 31,133
                                                      ===========================================================

Net income per limited partner unit                           $ 2.56       $ 1.12          $ 4.69         $ 4.75
                                                      ===========================================================

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

     Faison S. Kuester, Jr., 57, graduated from the University of North Carolina at Chapel Hill with a Bachelor of Arts Degree in History in 1967. He is a resident of Charlotte, North Carolina. After three years service in the United States Army as a Lieutenant, Mr. Kuester joined Independence Development Corporation in 1972 serving as a director of leasing and management for a period of three years. In 1974, Mr. Kuester formed his own company, Kuester Realty and Management, in order to lease and manage commercial properties in Charlotte, North Carolina and surrounding communities. In addition to leasing and managing various commercial properties, Kuester Realty developed two medical clinics in the Charlotte area. In 1980, Kuester Properties, Inc. ("KPI") was formed to specialize in on-site management of apartment communities in the southeastern United States. The following year Cauble and Kuester Company, Inc. was organized to lease and manage commercial properties in the metropolitan Atlanta area. This partnership brought together Cauble and Company, experienced mortgage lenders and leasing agents in the Atlanta market, and Kuester Realty and Management. Finally, in 1983, Kuester Development Corporation was formed to allow the Kuester companies to engage in selective real estate development projects in the southeastern United States.

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

     Dexter R. Yager, Sr., 63, is the President and founder of D&B Yager Enterprises, Inc., Mr. Yager's Amway distributorship business. Through D&B Yager Enterprises, Inc., Mr. Yager has been an independent business owner for Amway Corporation for over 35 years during which time he has achieved the status of Founder's Crown Ambassador, which is the highest level attainable as an Amway distributor. The Amway Corporation, now known as Quixtar, is one of the largest manufacturers of home care products in the world. He is also a former member and past president of the Amway Distributor Association Board of Directors. Mr. Yager has many other family-owned businesses and is responsible for the development of several businesses, including the following: Yager Personal Development, Inc., which handles Mr. Yager's services as a speaker at Amway events, Yager Construction Company, Inc., which is a general building contractor; and YFP, LLC (f/k/a as The Dexter and Birdie Yager Family Limited Partnership), which owns various real estate investments and manages real estate for the Yager family.

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

     Item 13. Certain Relationships and Related Transactions. During the fiscal year ended December 31, 2002, FSK Properties, LLC received $52,316 for management fees, commissions and repair service fees. Internet Services Corporation, Inc. received $41,487 for providing accounting/management services. Internet Services Corporation is owned equally by three trusts, the beneficial interests of which inure to the benefit of three children of Dexter R. Yager, Sr., the sole General Partner of DRY Limited Partnership, which limited partnership is one of the two general partners of the Partnership. Janitorial services for the EastPark Executive Center are provided by Marquis Cleaning Services, which is operated and owned by Dexter R. Yager's nephew.

     The General Partners believe that the terms for the above mentioned services are as favorable as those the Partnership could obtain from unaffiliated parties.

     Item 14. Controls and Procedures. In connection with the preparation of this report, the person performing the function of principal executive officer and the person performing the function of the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days of the filing of this report and have concluded that the Partnership's disclosure controls and procedures are suitable and effective for the Partnership, taking into consideration the size and nature of the Partnership's business and operations

                                     PART IV

     Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

     (a)(1) The following financial statements of the Partnership are included in Part II, Item 8 hereof.

            (i)      Independent Auditor's Report
            (ii)     Balance Sheets as of December 31, 2002 and 2001
            (iii)    Statements of Operations for years ended December 31,
                     2002, 2001 and 2000
            (iv) Statements of Partners' Equity for years ended December 31, 2002, 2001 and 2000
            (v) Statements of Cash Flows for years ended December 31, 2002, 2001 and 2000
            (vi)     Notes to Financial Statements

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

* Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

** Incorporated by reference to Exhibit 3 of the Partnership's Form 10-K for the year ended December 31, 1995.

*** Incorporated by reference to Exhibit 3 of the Partnership's Form 10-K for the year ended December 31, 1998.

                        CERTIFICATE OF PERSON PERFORMING
                      FUNCTIONS OF CHIEF EXECUTIVE OFFICER

     I, Dexter R. Yager, Sr., certify that:

     1. I have reviewed this annual report on Form 10-K of Yager/Kuester Public Fund Limited;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003

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

                        CERTIFICATE OF PERSON PERFORMING
                      FUNCTIONS OF CHIEF FINANCIAL OFFICER

     I, Thomas K. Emery, certify that:

     1. I have reviewed this annual report on Form 10-Q of Yager/Kuester Public Fund Limited;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003
                                        /s/Thomas K. Emery
                                        ------------------
                                         Thomas K. Emery
                       (Serving in the function of Principal Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          YAGER/KUESTER PUBLIC FUND
                                          LIMITED PARTNERSHIP

                                              By: FSK Limited Partnership


March 31, 2003                                By: /s/ Faison S. Kuester, Jr.
                                                  ------------------------------
                                                  Faison S. Kuester, Jr.
                                                  General Partner
                                                  (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2003 by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


/s/ Thomas K. Emery                          /s/ Faison S. Kuester
----------------------------------------     -----------------------------------
Thomas K. Emery                              Faison S. Kuester, Jr., General
(Serving in the function of
Principal Accounting Officer)                Partner of FSK Limited Partnership,
                                             General Partner of the Partnership

Date   March 31, 2003                        Date   March 31, 2003
       ---------------------------------            ----------------------------


                                             /s/ Dexter R. Yager, Sr.
                                             -----------------------------------
                                             Dexter R. Yager, Sr., General
                                             Partner of DRY Limited Partnership,
                                             General Partner of the Partnership

                                             Date    March 31, 2003
                                                     ---------------------------