Form 10-Q
period 2003-03-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2003-05-14
CIK 797397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________________

Commission File Number:      0-18444

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

North Carolina	56-1560476

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1300 Altura Road Fort Mill, South Carolina	29708

(Address of principal executive office)	(Zip code)

(803) 547-9100

(Registrant’s telephone number, including area code)

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

Yes ☑    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$142,159	$124,060
Accounts receivable, tenant	42,247	42,247
Prepaid expenses	1,542	—
Securities available for sale	77,482	73,426

Total current assets	263,430	239,733

INVESTMENTS AND NONCURRENT RECEIVABLES
Properties on operating leases and properties held for lease, net of accumulated depreciation 2003 $705,480; 2002 $705,480	2,287,569	2,287,569

OTHER ASSETS
Deferred charges, net of accumulated amortization 2003 $12,190; 2002 $12,190	2,810	2,810
Deferred leasing commissions, net of accumulated amortization 2003 $19,265; 2002 $19,265	33,122	33,122

	$2,586,931	$2,563,234

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$84,000	$84,000
Accounts payable	17,072	10,155
Accrued expenses	16,309	14,648

Total current liabilities	117,381	108,803

LONG-TERM DEBT, less current maturities	1,282,000	1,310,000

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS’ EQUITY
General partners	(11,289)	(11,721)
Limited partners	1,205,784	1,167,367
Net unrealized gain (loss) on investment securities	(6,945)	(11,215)

	1,187,550	1,144,431

	$2,586,931	$2,563,234

Note: The Condensed Balance Sheet at December 31, 2002 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)

Rental income	$152,495	$147,625

Operating expenses:
Wages and contract labor	1,500	1,500
Depreciation and amortization	—	—
Repairs and maintenance	33,939	42,309
Management fees	4,395	4,429
Utilities	23,016	23,221
Professional fees	19,111	16,914
Property taxes	10,665	10,665
Miscellaneous	2,947	1,062

	95,573	100,100

Operating income	56,922	47,525

Nonoperating income (expense):
Interest and dividend income	983	1,213
Interest expense	(14,668)	(17,135)
Other	—	—

	(13,685)	(15,922)

Net income	$43,237	$31,603

Net income per limited partnership unit	$6.77	$4.95

See Notes to Condensed Financial Statements.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$43,237	$31,603
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—
Change in assets and liabilities:
(Increase) Decrease in prepaids, deferrals and other receivables	(1,542)	(1,065)
Increase (Decrease) in accounts payable and accrued expenses	8,578	9,802

Net cash provided by (used in) operating activities	50,273	40,340

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities available for sale	—	(910)
Proceeds from sale of securities available for sale	214	—

Net cash provided by (used in) investing activities	214	(910)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(28,000)	(15,000)
Cash distributions	(4,388)	—

Net cash (used in) financing activities	(32,388)	(15,000)

Net increase (decrease) in cash and cash equivalents	18,099	24,430

Cash and cash equivalents:
Beginning	124,060	65,583

Ending	$142,159	$90,013

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

At December 31, 2002, the cumulative unpaid priority return to the unit holders was $3,380,753 compared to $3,137,969 one year prior. This increase resulted from no distributions being made to partners during the year. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the remaining Partnership property would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership’s operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2002 to March 31, 2003. Accrued expenses have increased slightly from year-end due to the monthly accrual of the 2003 real property taxes.

Liquidity and Capital Resources

During the quarter ended March 31, 2003, the Partnership operations continued to meet working capital requirements and working capital was increased by approximately $15,000. The working capital as of March 31, 2003 was $146,049. Cash distributions in the amount of $4,388 were paid out during the quarter. These distributions represented the 2002 Federal and North Carolina tax paid on behalf of foreign and non-resident partners.

Results of Operations

Operating results for the three months ended March 31, 2003 are comparable to the same period of the prior year. Rental income is up approximately 3% due to escalation increases for the current tenants and for common area maintenance reimbursements received. Overall, operating expenses are down approximately 4.5% as compared to the same period of the prior year primarily due to the decrease in repairs and maintenance. Interest expense continues to be down from the prior year due to the decrease in interest rates on the floating rate loan. Interest expense is currently down approximately 14% from the prior year.

Status of EastPark Executive Center

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

Item 4. Controls and Procedures

In connection with the preparation of this report, the person performing the function of principal executive officer and the person performing the function of the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of a date within 90 days of the filing of this report and have concluded that the Partnership’s disclosure controls and procedures are suitable and effective for the Partnership, taking into consideration the size and nature of the Partnership’s business and operations.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Partnership is not engaged in any legal proceedings of a material nature at the present time.

Item 6.	Exhibit Index

(a) Exhibits:

	Designation
	Number Under
Exhibit	Item 601 of
Number	Regulation S-K	Exhibit Description

1*	4	Instrument defining rights of security holders — set forth in the Limited Partnership Agreement

2*	10	Limited Partnership Agreement

3**	10.1	Exclusive Leasing and Management Agreement dated October 1, 1994 (EastPark Executive Center)

4***	10.2	Listing Agreement of Property For Lease and/or Sale dated December 22, 1998 (EastPark Executive Center)

5	99.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code. (Sarbanes-Oxley Act of 2002.)

6	99.2	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code. (Sarbanes-Oxley Act of 2002.)

(b)	Reports on Form 8-K:

No reports on Form 8-K have been filed during the three months ended March 31, 2003.

*	Incorporated by reference to Exhibit A of the Partnership’s Prospectus dated December 1, 1987, Registration Number 33-07056-A.

**	Incorporated by reference to Exhibit 3 of the Partnership’s Form 10-K for the year ended December 31, 1995.

***	Incorporated by reference to Exhibit 4 of the Partnership’s Form 10-K for the year ended December 31, 1998.

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Dexter R. Yager, Sr.

Dexter R. Yager, Sr., General Partner of
DRY Limited Partnership,
General Partner

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

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Thomas K. Emery

Thomas K. Emery

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
(Registrant)

		By:	DRY Limited Partnership, General Partner of Registrant

Date	5/14/03		By:	/s/ Dexter R. Yager, Sr.

Dexter R. Yager, Sr.
General Partner

Date	5/14/03	By:	/s/ Thomas K.Emery

Thomas K. Emery
(Serving in the function of Principal Financial Officer)