Form 10-Q
period 2003-06-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2003-08-14
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from ________________  to  ________________________


Commission File Number:               0-18444


                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        North Carolina                              56-1560476
-------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


1300 Altura Road       Fort Mill, South Carolina                   29708
-------------------------------------------------------------------------------
(Address of principal executive office)                         (Zip code)

                                 (803) 547-9100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS




                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                                                                 June 30,            December 31,
                                                                                   2003                  2002
                                                                                -----------           -----------
   ASSETS                                                                       (Unaudited)              (Note)

CURRENT ASSETS
 Cash and cash equivalents                                                      $   154,973           $   124,060
 Accounts receivable, tenant                                                         42,247                42,247
 Prepaid expenses                                                                     2,226                    --
 Securities available for sale                                                       82,981                73,426
                                                                                -----------           -----------

        Total current assets                                                        282,427               239,733
                                                                                -----------           -----------

INVESTMENTS AND NONCURRENT RECEIVABLES
 Properties on operating leases and properties held
   for lease, net of accumulated depreciation
   2003 $705,480;  2002 $705,480                                                  2,287,569             2,287,569

OTHER ASSETS
 Deferred charges, net of accumulated amortization
   2003 $12,190; 2002 $12,190                                                         2,810                 2,810
 Deferred leasing commissions, net of accumulated
   amortization 2003 $19,265; 2002 $19,265                                           33,122                33,122
                                                                                -----------           -----------

                                                                                $ 2,605,928           $ 2,563,234
                                                                                ===========           ===========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                                           $    84,000           $    84,000
 Accounts payable                                                                     8,565                10,155
 Accrued expenses                                                                    24,254                14,648
 Deferred revenue                                                                        --                    --
                                                                                -----------           -----------

        Total current liabilities                                                   116,819               108,803
                                                                                -----------           -----------

LONG-TERM DEBT, less current maturities                                           1,261,000             1,310,000
                                                                                -----------           -----------

COMMITMENT AND CONTINGENCY (Note 4)

PARTNERS' EQUITY
 General partners                                                                   (10,940)              (11,721)
 Limited partners                                                                 1,240,306             1,167,367
 Net unrealized gain (loss) on investment securities                                 (1,257)              (11,215)
                                                                                -----------           -----------

                                                                                  1,228,109             1,144,431
                                                                                -----------           -----------

                                                                                $ 2,605,928           $ 2,563,234
                                                                                ===========           ===========


Note: The Condensed Balance Sheet at December 31, 2001 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.


                                                          Three Months Ended               Six Months Ended
                                                                 June 30,                       June 30,
                                                        -------------------------       -------------------------
                                                           2003           2002             2003           2002
                                                               (Unaudited)                     (Unaudited)
Rental income                                           $ 148,682       $ 148,330       $ 301,177       $ 295,955

Operating expenses:
 Wages and contract labor                                   1,500           1,500           3,000           3,000
 Depreciation and amortization                                 --              --              --              --
 Repairs and maintenance                                   40,288          38,839          74,227          81,148
 Management fees                                            4,461           4,515           8,856           8,944
 Utilities                                                 20,831          24,849          43,847          48,070
 Professional fees                                         21,798          24,484          40,909          41,398
 Property taxes                                            10,665          10,665          21,330          21,330
 Miscellaneous                                                791           2,466           3,738           3,528
                                                        ---------       ---------       ---------       ---------

                                                          100,334         107,318         195,907         207,418
                                                        ---------       ---------       ---------       ---------

        Operating income                                   48,348          41,012         105,270          88,537
                                                        ---------       ---------       ---------       ---------

Nonoperating income (expense):
 Interest and dividend income                               1,123           1,159           2,106           2,372
 Interest expense                                         (14,600)        (17,512)        (29,268)        (34,647)
 Other                                                         --              --              --              --
                                                        ---------       ---------       ---------       ---------
                                                          (13,477)        (16,353)        (27,162)        (32,275)
                                                        ---------       ---------       ---------       ---------

        Net income                                      $  34,871       $  24,659       $  78,108       $  56,262
                                                        =========       =========       =========       =========

        Net income per limited
          partnership unit                              $    5.46       $    3.86       $   12.22       $    8.80
                                                        =========       =========       =========       =========


See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                     -----------------------------
                                                                                       2003                2002
                                                                                     ---------           ---------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                    $  78,108           $  56,262
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                            --                  --
   Loss on sale of securities available for sale                                            --                  --
 Change in assets and liabilities:
   (Increase) Decrease in prepaids, deferrals and                                       (2,226)             (1,085)
      other receivables
    Increase (Decrease) in accounts payable and accrued expenses                         8,016              23,475
                                                                                     ---------           ---------

        Net cash provided by (used in) operating activities                             83,898              78,652
                                                                                     ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of securities available for sale                                                     403                  --
 Purchase of securities available for sale                                                  --              (1,764)
                                                                                     ---------           ---------

        Net cash provided by (used in) investing activities                                403              (1,764)

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                                            (49,000)            (30,000)
 Cash distributions                                                                     (4,388)                 --
                                                                                     ---------           ---------

        Net cash (used in) financing activities                                        (53,388)            (30,000)

        Net increase (decrease) in cash and cash equivalents                            30,913              46,888

Cash and cash equivalents:
 Beginning                                                                             124,060              65,583
                                                                                     ---------           ---------

 Ending                                                                              $ 154,973           $ 112,471
                                                                                     =========           =========


See Notes to Condensed Financial Statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2002 to June 30, 2003. Accrued expenses have increased slightly from year-end due to the monthly accrual of the 2003 real property taxes.


Liquidity and Capital Resources

During the quarter ended June 30, 2003, the Partnership operations continued to meet working capital requirements and working capital was increased by approximately $35,000 since year-end. The working capital as of June 30, 2003 was $165,608. Cash distributions in the amount of $4,388 were paid out during the first quarter. These distributions represented the 2002 Federal and North Carolina tax paid on behalf of foreign and non-resident partners.

Results of Operations

Operating results for the three months ended June 30, 2003 are slightly more favorable as comparable to the same period of the prior year. Rental income is up approximately 2% due to escalation increases for the current tenants and for common area maintenance reimbursements received. Overall, operating expenses are down approximately 5.5% as compared to the same period of the prior year primarily due to the decrease in repairs and maintenance and utilities. However, the General Partners expect to incur approximately $40,000 in parking lot repairs during the third quarter of 2003. Interest expense continues to be down from the prior year due to the decrease in interest rates on the floating rate loan.

Status of EastPark Executive Center

The General Partners remain committed to selling the EastPark facility and continue to have it listed with a commercial real estate broker. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 91% leased, all current tenants have the option to terminate their leases currently or within the next year. The GSA has the option to cancel its lease upon ninety (90) days written notice and accounts for 85% of the total rental income; accordingly, the General Partners will focus their lease extension efforts on a GSA extension. However, no assurances can be given that a replacement tenant could be found if GSA decides to terminate its lease. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as it can sell the property to a qualified buyer.

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

               Item 6.     Exhibit Index

                           (a) Exhibits:

                           Designation
                           Number Under
               Exhibit     Item 601 of
               Number      Regulation S-K   Exhibit Description

                  1*       4        Instrument defining rights of security
                                    holders - set forth in the
                                    Limited Partnership Agreement

                  2*       10       Limited Partnership Agreement

                  3**      10.1     Exclusive Leasing and Management Agreement
                                    dated October 1, 1994 (EastPark Executive
                                    Center)

                  4***     10.2     Listing Agreement of Property For Lease
                                    and/or Sale dated December 22, 1998
                                    (EastPark Executive Center)

                  5        31.1     Certification required by Section 31 of
                                    Item 601 of Regulation S-K

                  6        31.2     Certification required by Section 31 of
                                    Item 601 of Regulation S-K

                  7        32.1     Certification  pursuant to Section  1350
                                    of Chapter 63 of Title 18 of the United
                                    States Code  (Sarbanes-Oxley Act of 2002.)

                  8        32.2     Certification pursuant to Section  1350 of
                                    Chapter 63 of Title 18 of the United States
                                    Code  (Sarbanes-Oxley Act of 2002.)

                     (b)   Reports on Form 8-K:

                           No reports on Form 8-K have been filed during the three months ended June 30, 2003.





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

                                YAGER/KUESTER PUBLIC FUND
                                LIMITED PARTNERSHIP
                                (Registrant)

                                By:   DRY Limited Partnership,
                                      General Partner of Registrant


Date     8/14/03                By: /s/  Dexter  R. Yager, Sr.
                                    --------------------------------------
                                               Dexter  R. Yager, Sr.
                                               General Partner

Date     8/14/03                By:  /s/ Thomas K. Emery
                                    ---------------------------------------
                                               Thomas K. Emery
                                     (Serving in the function of Principal
                                     Financial Officer)