Form 10-Q
period 2003-09-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2003-11-20
CIK 797397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended                 September 30, 2003

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Yes ☑ No ☐

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS

	September	December 31,
	2003	2002

	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$197,900	$124,060
Accounts receivable, tenant	44,723	42,247
Prepaid expenses	1,237	—
Securities available for sale	83,468	73,426

Total current assets	327,328	239,733

Leased property held for sale	2,287,569	2,287,569
OTHER ASSETS
Deferred charges, net of accumulated amortization 2003 $12,190; 2002 $12,190	2,810	2,810
Deferred leasing commissions, net of accumulated amortization 2003 $19,265; 2002 $19,265	33,122	33,122

	$2,650,829	$2,563,234

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$84,000	$84,000
Accounts payable	20,075	10,155
Accrued expenses	85,226	14,648
Deferred revenue	2,179	—

Total current liabilities	191,480	108,803

LONG-TERM DEBT, less current maturities	1,240,000	1,310,000

COMMITMENT AND CONTINGENCY (Note 4)
PARTNERS’ EQUITY
General partners	(11,034)	(11,721)
Limited partners	1,230,953	1,167,367
Other comprehensive loss, unrealized loss on investment securities	(570)	(11,215)

	1,219,349	1,144,431

	$2,650,829	$2,563,234

Note:	The Condensed Balance Sheet at December 31, 2002 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Rental income	$151,157	$152,650	$452,334	$448,605
Operating expenses:
Wages and contract labor	1,500	1,500	4,500	4,500
Repairs and maintenance	94,291	46,377	168,518	127,525
Management fees	4,525	5,663	13,381	14,607
Utilities	25,812	28,077	69,659	76,147
Professional fees	10,084	14,322	50,993	55,720
Property taxes	10,665	9,314	31,995	30,644
Miscellaneous	1,084	1,201	4,822	4,729

	147,961	106,454	343,868	313,872

Operating income	3,196	46,196	108,466	134,733

Nonoperating income (expense):
Interest and dividend income	1,007	1,477	3,113	3,849
Interest expense	(13,650)	(16,876)	(42,918)	(51,523)

	(12,643)	(15,399)	(39,805)	(47,674)

Net income (loss)	(9,447)	30,797	68,661	87,059

Deduct net income (loss) applicable to limited partners (per limited partner unit Quarter ended September 2003 ($1.46); Quarter ended September 2002 $4.77; September 2003 $10.64; September 2002 $13.49)	(9,353)	30,489	67,974	86,188

Net income (loss) applicable to general partners (per general partner unit Quarter ended September 2003 ($1.88); Quarter ended September 2002 $6.16; September 2003 $13.74; September 2002 $17.42)	$(94)	$308	$687	$871

See Notes to Condensed Financial Statements.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,661	$87,059
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
(Increase) decrease in prepaids, deferrals and other receivables	(3,713)	41,048
Increase (decrease) in accounts payable and accrued expenses	82,677	36,856

Net cash provided by operating activities	147,625	164,963

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of securities available for sale	603	—
Purchase of securities available for sale	—	(2,949)

Net cash provided by (used in) investing activities	603	(2,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(70,000)	(37,000)
Cash distributions	(4,388)	—

Net cash (used in) financing activities	(74,388)	(37,000)

Net increase in cash and cash equivalents	73,840	125,014
Cash and cash equivalents:
Beginning	124,060	65,583

Ending	$197,900	$190,597

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

2.	Basis of Presentation:

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which were normal recurring adjustments) necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year.

Leased property held for sale has been recorded following the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires assets held for sale to be recorded at the lower of their carrying value or estimated fair value less cost to sell.

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2002 to September 30, 2003. Accrued expenses have increased from year-end due to the accrual of the 2003 real property taxes and the accrual of a repair expense (See “Results of Operations” below).

Liquidity and Capital Resources

During the quarter ended September 30, 2003, the Partnership operations continued to meet working capital requirements and working capital was increased by approximately $5,000 since year-end. The working capital as of September 30, 2003 was $135,848. Cash distributions in the amount of $4,388 were paid out during the first quarter. These distributions represented the 2002 Federal and North Carolina tax paid on behalf of foreign and non-resident partners.

Results of Operations

Operating results for the period ended September 30, 2003 are down approximately 20% from the prior year mainly due to the parking lot paving expense of $50,605 that occurred in September. Without this expense, operating results would have been up approximately 18%. Rental income has increased only approximately 1% form the prior year as two of the tenants began month-to-month leases this year that did not provide for rental escalations. Overall, operating expenses are down approximately 6.5% as compared to the same period of the prior year when the paving expense is excluded. Interest expense continues to be down from the prior year due to the decrease in interest rates on the floating rate loan.

Status of EastPark Executive Center

The General Partners remain committed to selling the EastPark facility and continue to have it listed with a commercial real estate broker. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 91% leased, all current tenants have the option to terminate their leases currently. The GSA has the option to cancel its lease upon ninety (90) days written notice and accounts for 85% of the total rental income; accordingly, the General Partners will focus their lease extension efforts on a GSA extension. However, no assurances can be given that a replacement tenant could be found if GSA decides to terminate its lease. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as it can sell the property to a qualified buyer.

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Partnership. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	Inability to sell the building due to current market conditions

•	Inability to extend the lease to its major tenant

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures

Yager/Kuester Public Fund Limited Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that Yager/Kuester Public Fund Limited Partnership’s disclosure controls and procedures are effective. This conclusion is based on the above-referenced officers’ evaluation of such controls and procedures as of the end of the quarter for which this report is filed.

     (b)  Changes in Internal Controls

There have not been any changes in Yager/Kuester Public Fund Limited Partnership’s internal control over financial reporting that have materially effected or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

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

No reports on Form 8-K have been filed during the three months ended September 30, 2003.

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

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP (Registrant)

By:	DRY Limited Partnership, General Partner of Registrant

Date	11/19/03	By:	/s/ Dexter R. Yager, Sr. Dexter R. Yager, Sr. General Partner

Date	11/19/03	By:	/s/ Thomas K. Emery Thomas K. Emery (Serving in the function of Principal Financial Officer)