Form 10KSB
period 2003-12-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2004-03-26
CIK 797397

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission file Number 0-8444

Yager/Kuester Public Fund Limited Partnership

(Exact name of registrant as specified in its charter)

North Carolina	56-1560476

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Altura Road, P.O. Box 1329 Fort Mill, South Carolina	29716-1329

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (803) 547-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $602,254

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not Applicable.

Documents Incorporated By Reference

     Exhibits (4) and (10.1) of Part IV, required by Item 601 of Regulation S-K, are incorporated by reference from the prospectus of the registrant, dated December 1, 1987, Registration Number 33-07056-A (hereinafter “Prospectus”).

PART I

     Item 1. Description of Business. The registrant is a North Carolina limited partnership formed in July 1986 (hereinafter referred to as the “Partnership”). The Partnership engaged in a “blind pool offering,” the proceeds of which were used to purchase income-producing real property. During the year ended December 31, 1988, the Partnership received the minimum investment required to remove subscribers’ funds from escrow. The Partnership’s offering terminated with a total subscription of $3,195,000 from investor limited partners. The net proceeds were used to purchase the properties described in Item 2 below, to pay the expenses of the offering and to fund the working capital account. The funds not required for those purposes, totaling $84,273, were returned to investors.

     The sole business of the Partnership currently is the operation of the EastPark Executive Center located in Charlotte, North Carolina (“EastPark”). This commercial office building was purchased with the proceeds of the public offering and loan funds (described below). The Partnership previously owned a second office building that was sold on April 24, 1998. (See Item 2 below for a description of the properties.) The lease terms with the major tenant at EastPark are summarized below.

     EastPark Executive Center, Charlotte, NC — the General Services Administration (“GSA”) has a lease term for a ten (10) year period ending on October 31, 2004, at a current rental rate of $15.15 per square foot, subject to its right to early termination of the lease upon ninety (90) days notice. The Partnership has incurred approximately $1,104,000 in leasehold improvements in connection with the GSA lease. The GSA lease accounts for approximately 85% of the rental income related to the EastPark Executive Center. The remaining leasehold space is leased to two other tenants.

     The Partnership has no employees of its own; management of the Partnership’s property is performed by FSK Properties, LLC, an affiliate of FSK Limited Partnership. Administration of the Partnership is performed by the General Partners. (See Items 9 and 12 below.)

     Item 2. Description of Property. On June 23, 1989, the Partnership purchased the EastPark Executive Center, an office complex comprised of two buildings located in Charlotte, North Carolina with net leasable area of 45,300 square feet, for a purchase price of $3,155,138 of which $1,500,000 was provided by a first mortgage loan bearing interest at 10.5% per annum and having a term of 10 years. This mortgage loan became due in July 1999 and was refinanced with First Union National Bank (currently Wachovia Bank, N.A.). In 1998, the Partnership recorded a loss of $1,392,468 to reflect the $2,365,800 estimated sales value of the EastPark facility, net of related costs to sell. In 1999, the Partnership recorded an additional loss of $81,262 to expense additional improvements and to reflect a $2,323,501 estimated sales value, net of related costs to sell. In 2002 and 2003, the Partnership incurred improvements costs of $15,050 and $10,300, respectively that were expensed.

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

     No further purchases of real property are projected and no funds are available for that purpose. (See Item 8 below, “Status of EastPark Facility” for recent developments regarding the property.)

     Item 3. Legal Proceedings. The Partnership is not involved in any legal proceedings and was not so involved during the year ended December 31, 2003.

     Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

2

PART II

     Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities. There is no established public trading market for the Partnership’s securities. The Partnership has approximately 520 limited partners. Cash distributions made to the limited partners during the recent years are set out in the Statements of Cash Flow included in the Financial Statements included in Part II, Item 7 of this Report.

     Item 6. Management’s Discussion and Analysis or Plan of Operation.

     Liquidity and Capital Resources

          During the year ended December 31, 2003, the Partnership continued to fund working capital requirements, although working capital was decreased by approximately $1,185,000 from December 31, 2002. The working capital deficit as of December 31, 2003 was $1,054,167. The large decrease in working capital is due to the reclassification of the long-term debt to short-term due to the current loan maturing on December 31, 2004. If this reclassification had not been made, working capital would have been approximately $165,000. The General Partners will seek refinancing with Wachovia Bank, N.A. (f/k/a First Union National Bank) for the loan on EastPark; however, no assurances can be given that such refinancing will occur.

     The cumulative unpaid priority return to the unit holders increased from $3,380,753 at December 31, 2002 to $3,619,173 at December 31, 2003. This increase resulted from no distributions being made to partners during the year pursuant to the Limited Partnership Agreement. Although no distributions were paid to partners on the priority return, the Partnership did make distributions in 2003 in the amount of $4,365 representing 2002 Federal and North Carolina tax owed on behalf of foreign and non-resident partners. Based on current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership’s operating income or any refinancing of Partnership debt would generate sufficient funds to pay the priority return.

     During the year ended December 31, 2003, the Partnership had net income of $118,053 as compared to the net income of $127,251 in 2002. (See “Results of Operations” below for explanation of variance.) Rental income, operating expenses and interest expense for the years ended December 31, 2003 and 2002 resulted exclusively from the operations of the Partnership’s commercial real estate properties. The EastPark Executive Center buildings were 91% leased at both December 31, 2003 and December 2002.

     See Item 12 (Certain Relationships and Related Transactions) for a discussion regarding leasing commissions, management fees and repair service fees paid to FSK Properties, LLC, a General Partner of the Partnership, as well as administrative reimbursements paid to Internet Services Corporation.

     In the event that funds derived from operations are insufficient to meet the Partnership’s working capital needs, the General Partners have agreed to fund the shortfall.

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

     Results of Operations

     Comparison of 2003 results with 2002.

     Net income for the year ended December 31, 2003 decreased by approximately $9,000 or 7% as compared to the same period of the prior year. Rental income increased less than 1% from the prior year as two of the tenants began month-to-month leases this year that did not provide for rental escalations. Operating expenses are up approximately 6% over the prior year

3

mainly due to a parking lot repair expense of $50,605. Interest expense continues to be down from the prior year due to the decrease in interest rates on the floating rate loan. The interest rate at December 31, 2003 was 4%.

     Comparison of 2002 results with 2001.

     Net income for the year ended December 31, 2002 increased by approximately $42,000 or 50% as compared to the same period of the prior year. The main factor attributing to this increase in net income was lower interest expense. The loan has a floating prime interest rate, which remained low during 2002 due to current market conditions. Rental income increased by approximately 2% due to rental escalations as provided by the current leases. All other operating expenses were consistent with the prior year.

     Critical Accounting Policy and Risk Factors

     In the ordinary course of business, the Partnership has made a number of estimates and assumptions relating to the reporting results of operations and financial position in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Partnership believes the following discussion addresses the Partnership’s most critical accounting policy, which is determined to be the most important to the portrayal of the Partnership’s financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Leased property held for sale

     The Partnership has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As described in the section “Status of EastPark Facility” (see below), the real estate has been listed with a broker for approximately five years. The ultimate realizable value requires management to make estimates and assumptions about market conditions and events that may or may not occur in the future. Management has used all available information to record the property at a net realizable value. Because future events cannot be predicted with certainty, there can be no assurances that an additional write-down of the property will not be necessary.

     Status of EastPark Facility

     The General Partners remain committed on selling the EastPark facility and continue to have it listed with a commercial real estate broker. The General Partners have signed an agreement with a new broker in 2004 as the previous brokers had shifted their objectives and focus towards retail projects only. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 91% leased, all current tenants have the option to terminate their leases currently or within the year. The GSA has the election to cancel its lease upon ninety (90) days written notice and accounts for 85% of the total rental income; accordingly, the General Partners will focus their lease extension efforts on the GSA. However, no assurances can be given that a replacement tenant could be found if GSA decides to terminate its lease. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as the Partnership can sell the property to a qualified buyer.

     Item 7. Financial Statements. The financial statements are attached hereto.

4

Yager/Kuester Public Fund
Limited Partnership

Financial Report

December 31, 2003

Independent Auditor’s Report

To the Partners
Yager/Kuester Public Fund
   Limited Partnership
Fort Mill, South Carolina

We have audited the accompanying balance sheets of Yager/Kuester Public Fund Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yager/Kuester Public Fund Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Charlotte, North Carolina
February 20, 2004

Yager/Kuester Public Fund
Limited Partnership

Balance Sheets
December 31, 2003 and 2002

	2003	2002
Assets
Current Assets
Cash and cash equivalents (Note 2)	$208,237	$124,060
Accounts receivable, tenants (Note 8)	45,962	42,247
Prepaid expenses	242	—
Securities available for sale (Note 3)	—	73,426

Total current assets	254,441	239,733

Leased property held for sale, net (Notes 4 and 5)	2,323,501	2,323,501

	$2,577,942	$2,563,234

Liabilities and Partners’ Equity
Current Liabilities
Current maturities of long-term debt (Note 5)	$1,303,000	$84,000
Accounts payable	4,445	10,155
Accrued expenses	1,163	14,648

Total current liabilities	1,308,608	108,803

Long-Term Debt, less current maturities (Note 5)	—	1,310,000

Commitment and Contingency (Note 6)
Partners’ Equity
General partners	(10,541)	(11,721)
Limited partners (Note 6)	1,279,875	1,167,367
Other comprehensive income, unrealized (loss) on investment securities (Note 3)	—	(11,215)

	1,269,334	1,144,431

	$2,577,942	$2,563,234

See Notes to Financial Statements.

Yager/Kuester Public Fund
Limited Partnership

Statements of Operations
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Rental income (Notes 4 and 8)	$602,254	$597,286	$586,588

Operating expenses:
Contract labor	6,000	6,000	6,000
Repairs and maintenance	204,520	171,023	176,063
Management fees (Note 7)	17,776	17,865	17,585
Utilities	90,063	98,367	93,370
Professional fees	64,888	67,594	64,702
Property taxes	42,295	40,633	40,633
Miscellaneous	5,914	6,053	5,424

	431,456	407,535	403,777

Operating income	170,798	189,751	182,811

Nonoperating income (expense):
Interest and dividend income	3,464	4,997	6,019
Interest expense	(56,381)	(67,497)	(104,158)
Other	172	—	—

	(52,745)	(62,500)	(98,139)

Net income	118,053	127,251	84,672
Deduct net income applicable to limited partners (per limited partner unit 2003 $18.29; 2002 $19.72; 2001 $13.12)	116,873	125,979	83,825

Net income applicable to general partners (per general partner unit 2003 $23.61; 2002 $25.46; 2001 $16.94)	$1,180	$1,272	$847

See Notes to Financial Statements.

Yager/Kuester Public Fund
Limited Partnership

Statements of Partners’ Equity
Years Ended December 31, 2003, 2002 and 2001

					Accumulated
					Other
		Comprehensive	General	Limited	Comprehensive
	Total	Income (Loss)	Partners	Partners	Income (Loss)
Balance, December 31, 2000	$937,086		$(13,840)	$957,563	$(6,637)
Comprehensive income
Net income	84,672	$84,672	847	83,825
Other comprehensive income:
Unrealized loss on securities available for sale, net of reclassification entry below	(3,922)	(3,922)			(3,922)

Comprehensive income		$80,750

Balance, December 31, 2001	1,017,836		(12,993)	1,041,388	(10,559)
Comprehensive income
Net income	127,251	$127,251	1,272	125,979
Other comprehensive income:
Unrealized loss on securities available for sale, net of reclassification entry below	(656)	(656)			(656)

Comprehensive income		$126,595

Balance, December 31, 2002	1,144,431		(11,721)	1,167,367	(11,215)
Comprehensive income
Net income	118,053	$118,053	1,180	116,873
Other comprehensive income:
Unrealized gain on securities available for sale, net of reclassification entry below	11,215	11,215			11,215

Comprehensive income		$129,268

Distributions	(4,365)			(4,365)

Balance, December 31, 2003	$1,269,334		$(10,541)	$1,279,875	$—

	2003	2002	2001

Reclassification adjustment
Unrealized holding gains (losses) arising during the period	$11,387	$(656)	$(3,922)
Less reclassification adjustment for gains included in net income	(172)	—	—

Net unrealized gain (loss) on investments securities	$11,215	$(656)	$(3,922)

See Notes to Financial Statements.

Yager/Kuester Public Fund
Limited Partnership

Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash Flows From Operating Activities
Net income	$118,053	$127,251	$84,672
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized gain on sale of securities available for sale	(172)	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable, tenant and accrued rent receivable	(3,715)	(156)	12,068
Increase in prepaid expenses	(242)	—	—
Increase (decrease) in accounts payable and accrued expenses	(19,195)	4,241	(39,334)

Net cash provided by operating activities	94,729	131,336	57,406

Cash Flows From Investing Activities
Purchase of securities available for sale	—	(15,534)	(4,877)
Proceeds from sale of securities available for sale	84,813	675	845

Net cash provided by (used in) investing activities	84,813	(14,859)	(4,032)

Cash Flows from Financing Activities
Principal payments on long-term borrowings and notes payable	(91,000)	(58,000)	(60,000)
Cash distributions	(4,365)	—	—

Net cash used in financing activities	(95,365)	(58,000)	(60,000)

Net increase (decrease) in cash and cash equivalents	84,177	58,477	(6,626)
Cash and cash equivalents:
Beginning	124,060	65,583	72,209

Ending	$208,237	$124,060	$65,583

Supplemental Disclosure of Cash Flow Information:
Cash payment for interest	$61,488	$68,453	$110,468
Supplemental Disclosures of Noncash Transactions:
Net unrealized gain (loss) on securities available for sale	$11,215	$(656)	$(3,922)

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

Partnership agreement: Under the terms of the partnership agreement, all taxable income, tax losses and cash distributions from operations are to be allocated 99% to the limited partners and 1% to the general partners until the limited partners receive a return of their initial capital contributions and a “Priority Return”. The Priority Return is a sum equal to 8% per annum cumulative, but not compounded, (prorated for any partial year) of the adjusted capital contributions of the limited partners, calculated from the last day of the calendar quarter in which each limited partner is admitted to the Partnership to the date of payment. Thereafter, taxable income, tax losses and cash distributions from operations will be allocated 75% to the limited partners and 25% to the general partners.

Upon the sale or refinancing of any future partnership properties, the partnership agreement specifies certain allocations of net proceeds and taxable gain or loss from the transaction.

A summary of the Partnership’s significant accounting policies follows:

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

Yager/Kuester Public Fund
Limited Partnership

Notes to Financial Statements

Note 1. Nature of Business and Organization, Partnership Agreement and Significant Accounting Policies (Continued)

Investment in securities available for sale: Financial Accounting Standards Board Statement No. 115 requires that management determine the appropriate classification of securities at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Since the Partnership neither buys securities in anticipation of short-term fluctuations in market prices nor can commit to holding debt securities to their maturities, the investment in debt and marketable equity securities have been classified as available for sale in accordance with Statement No. 115. Available-for-sale securities are stated at fair value, and unrealized holding gains and losses are reported as a separate component of partners’ equity. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

Revenue recognition: Rental revenue is recognized evenly over the term of the lease. In connection with negotiating and obtaining leases, the Partnership’s management may at times grant concessions, such as free rent for a specific number of months during the lease. These costs are amortized over the life of the lease.

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

Leased property held for sale: The Partnership has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires assets held for sale to be reported at the lower of their carrying value or estimated fair value less cost to sell.

Reclassifications: Certain amounts reported in prior year financial statements have been restated to conform to the 2003 presentations. These reclassifications do not affect net income or partners’ equity on the prior year financial statements.

Note 2. Working Capital Reserve

Per the Partnership Agreement, a minimum working capital reserve of $94,500 must be maintained to fund any expenditures that the cash flow from properties on operating leases is insufficient to meet. The combined balance of cash and cash equivalents and securities available for sale exceeds this requirement at December 31, 2003 and 2002 by $113,737 and $102,986, respectively.

Yager/Kuester Public Fund
Limited Partnership

Notes to Financial Statements

Note 3. Securities Available for Sale

During 2003, the Partnership sold all available for sale securities. The following is a summary of the Partnership’s securities available for sale as of 2002:

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	2002
Securities available for sale:
Mutual funds	$82,722	$—	$(11,282)	$71,440
Other equity investments	1,919	67	—	1,986

	$84,641	$67	$(11,282)	$73,426

Gross realized gains and losses from the sale of securities available for sale for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Realized gains	$2,271	$—	$—
Realized (losses)	(2,099)	—	—

Net realized gains	$172	$—	$—

Proceeds from sales of securities available for sale during the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Proceeds from sales of securities available for sale	$84,813	$675	$845

Dividend and interest income included in nonoperating income (expense) in the accompanying Statements of Operations totaled $3,464, $4,997 and $6,019 for the years ended December 31, 2003, 2002 and 2001, respectively.

Yager/Kuester Public Fund
Limited Partnership

Notes to Financial Statements

Note 4. Leased Property Held for Sale

The Partnership leases office facilities under various lease agreements. The following schedule provides an analysis of the Partnership’s investment in property held for lease by major classes as of December 31, 2003 and 2002, respectively.

	2003	2002
Land	$631,028	$631,028
Building	2,524,110	2,524,110
Building improvements	1,311,641	1,311,641
Other deferred charges and commissions, net	35,932	35,932

	4,502,711	4,502,711
Less accumulated depreciation	705,480	705,480

	3,797,231	3,797,231
Less impairment of property	1,473,730	1,473,730

	$2,323,501	$2,323,501

The property is currently contracted with a real estate broker. It is the intention of the General Partners to market and sell the property. The sales proceeds will be used to pay off debt/liabilities and return partners’ equity. The Partnership expensed $10,300 and $15,050 of additional improvements and upgrades made to the building, for the years ended December 31, 2003 and 2002, respectively. These repair improvements did not increase the value of the property and thus were expensed. The allowance on impairment of property is subject to potential significant change based upon market conditions. Subsequent to the recognition of the impairment, depreciation and amortization of the related assets were discontinued. The current lease agreements expire in 2004, thus there are no contractual amounts of rental income due for years 2005 and beyond.

Note 5. Long-Term Debt and Pledged Assets

Long-term debt and pledged assets consists of the following at December 31, 2003 and 2002:

	2003	2002
Note payable to bank, due in monthly installments of $7,000 plus interest at prime (4.0% at December 31, 2003), through December 2004, secured by building, guaranteed by general partner.	$1,303,000	$1,394,000
Less current maturities	1,303,000	84,000

	$—	$1,310,000

Yager/Kuester Public Fund
Limited Partnership

Notes to Financial Statements

Note 6. Priority Return

The cumulative unpaid priority return to the limited partners is $3,619,173 and $3,380,753 at December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, there was a cash disbursement for $4,365 to pay taxes. There were no cash distributions to the limited partners for the priority return for the years ended December 31, 2002 and 2001. Based on current and projected real estate market conditions, the General Partners believe that it is reasonably unlikely that a future sale of the Partnership property would produce sufficient net sales proceeds to pay the priority return.

Note 7. Related Party Transactions

Management expenses paid to a General Partner in connection with day-to-day operations of the property amounted to $17,776, $17,865, and $17,585 for the years ended December 31, 2003, 2002 and 2001, respectively. An additional $33,644, $34,451 and $31,211 for on-site management and repair service fees was paid to this affiliate as well for the years ended December 31, 2003, 2002 and 2001, respectively.

Also, allocated expenses were paid to Internet Services Corporation, a related party, in the amounts of $31,705, $41,487 and $37,427 for the years ended December 31, 2003, 2002 and 2001, respectively for day-to-day operations associated with accounting and administration.

Note 8. Major Tenants

Rental income for the years ended December 31, 2003, 2002 and 2001, respectively, included approximate rentals from the following major tenants which accounted for 10% or more of the total rental income of the Partnership for those years:

	Approximate Amount of Rental Income
	Year Ended December 31,
	2003	2002	2001
Tenant A	$510,683	$506,505	$467,000
Tenant B	61,605	—	—

Accounts receivable from major tenants identified above was as follows at December 31, 2003 and 2002, respectively:

	December 31,
	2003	2002
Tenant A	$45,962	$42,247

The lease term of the major tenant expires in November 2004 but allows for an early termination with 90 days notice. The Partnership has pursued the tenant for a lease extension without any success. The other two tenants have month-to-month leases that can terminate at any time. Monthly rental income ranges from $2,179 to $42,660 for the largest tenant. Due to the short-term nature of the lease terms future rentals are uncertain.

     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Not applicable.

     Item 8a. Controls and Procedures. The Partnership’s General Partner and Principal Accounting Officer have conducted an evaluation of the Partnership’s disclosure and procedures as of December 31, 2003. Based on their evaluation, the General Partner and Principal Accounting Officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Partnership’s General Partner and Principal Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

     Item 9. Directors and Executive Officers of the Partnership. The Partnership has no executive officers and directors; however, the General Partners and their powers of attorney perform these functions. The General Partners of the partnership are DRY Limited Partnership, the sole General Partner of which is Dexter R. Yager, Sr., and FSK Limited Partnership, the sole General Partner of which is Faison S. Kuester, Jr.

     Following is a brief discussion of the background and experience of Messrs. Kuester and Yager.

     Faison S. Kuester, Jr., 58, graduated from the University of North Carolina at Chapel Hill with a Bachelor of Arts Degree in History in 1967. He is a resident of Charlotte, North Carolina. After three years service in the United States Army as a Lieutenant, Mr. Kuester joined Independence Development Corporation in 1972 serving as a director of leasing and management for a period of three years. In 1974, Mr. Kuester formed his own company, Kuester Realty and Management, in order to lease and manage commercial properties in Charlotte, North Carolina and surrounding communities. In addition to leasing and managing various commercial properties, Kuester Realty developed two medical clinics in the Charlotte area. In 1980, Kuester Properties, Inc. (“KPI”) was formed to specialize in on-site management of apartment communities in the southeastern United States. The following year Cauble and Kuester Company, Inc. was organized to lease and manage commercial properties in the metropolitan Atlanta area. This partnership brought together Cauble and Company, experienced mortgage lenders and leasing agents in the Atlanta market, and Kuester Realty and Management. Finally, in 1983, Kuester Development Corporation was formed to allow the Kuester companies to engage in selective real estate development projects in the southeastern United States.

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

     Dexter R. Yager, Sr., 64, is the President and founder of D&B Yager Enterprises, Inc., Mr. Yager’s Quixtar business (formerly Amway). Through D&B Yager Enterprises, Inc., Mr. Yager has been an independent business owner for Quixtar for over 35 years, during which time he has achieved the status of Founder’s Crown Ambassador, which is the highest level attainable as a Quixtar independent business owner. The Quixtar Corporation is one of the largest manufacturers of home care products in the world. He is also a former member and past president of the Amway Distributor Association Board of Directors (now known as the Independent Business Owners International Board of Directors). Mr. Yager has many other family-owned businesses and is responsible for the development of several businesses, including the following: Yager Personal Development, Inc., which handles Mr. Yager’s services as a speaker, Yager Construction Company, Inc., which is a general building contractor; and YFP, LLC (f/k/a as The Dexter and Birdie Yager Family Limited Partnership), which owns various real estate investments and manages real estate for the Yager family.

     Mr. Yager has significant experience in real estate investment for his own account. Mr. Yager personally, and through partnerships in which he and his wife own a majority interest, has made investments in raw land, office buildings, shopping centers, and other commercial and residential real estate. He has made substantial additional real estate investments through partnerships in which he does not own a majority interest.

     Item 10. Executive Compensation. The Partnership does not employ any executive officers or directors. Dexter R. Yager, Sr. and Faison S. Kuester have policy making functions with regard to Partnership operations. See Item 9 for the relationship of such persons to the Partnership. See Item 12 for a description of payments made to FSK Properties, LLC for property management services and to Internet Services Corporation, Inc. for accounting and management services.

     Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The General Partners initially contributed a total of $2,500 to the capital of the Partnership, consisting of a $1,600 contribution from DRY Limited Partnership and $900 from FSK Limited Partnership. The General Partners own a 1% interest in all items of Partnership income, gain, loss, deductions or credits including 1% of net cash from operations. The General Partners also own a residual 25% interest in net cash from a sale or refinancing of the Partnership Property, subordinated to the receipt by the Limited Partners of the return of their capital contributions and their priority return and to the payment of any subordinated real estate commissions due to affiliates of the General Partners.

     The General Partners do not own any Limited Partnership interest in the Partnership.

     Item 12. Certain Relationships and Related Transactions. During the fiscal year ended December 31, 2003, FSK Properties, LLC received $17,776 for management fees and additional $33,644 for on-site management and repair service fees. Internet Services Corporation, Inc. received $31,705 for providing accounting/management services. Internet Services Corporation is owned equally by three trusts, the beneficial interests of which inure to the benefit of three children of Dexter R. Yager, Sr., the sole General Partner of DRY Limited Partnership, which limited partnership is one of the two general partners of the Partnership. Janitorial services for the EastPark Executive Center are provided by Marquis Cleaning Services, which is operated and owned by Dexter R. Yager’s nephew.

     The General Partners believe that the terms for the above mentioned services are as favorable as those the Partnership could obtain from unaffiliated parties.

     Item 13. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)(1)	The following financial statements of the Partnership are included in Part II, Item 7 hereof.

	(i)	Independent Auditor’s Report

	(ii)	Balance Sheets as of December 31, 2003 and 2002

	(iii)	Statements of Operations for years ended December 31, 2003, 2002 and 2001

	(iv)	Statements of Partners’ Equity for years ended December 31, 2003, 2002 and 2001

	(v)	Statements of Cash Flows for years ended December 31, 2003, 2002 and 2001

	(vi)	Notes to Financial Statements

(a)(2)	All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

(a)(3)	Exhibits:

	(4)	Instrument defining rights of securities holders - set forth in the Limited Partnership Agreement which is contained in the Prospectus incorporated herein by reference.

	(10.1)*	Limited Partnership Agreement

	(10.2)**	Exclusive Leasing and Management Agreement dated October 1, 1994 (EastPark Executive Center).

	(10.3)	Listing Agreement of Property for Lease and/or Sale dated February 2, 2004 (EastPark Executive Center).

	(31.1)	Certification required by Section 31 of Item 601 of Regulation S-K

	(31.2)	Certification required by Section 31 of Item 601 of Regulation S-K.

	(32.1)	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Sarbanes-Oxley Act of 2002)

	(23)	Consent of Independent Auditor

(b)		Reports on Form 8-K: None.

(c)		Exhibits: The exhibits listed in Item 14(a)(3) above and not incorporated herein by reference are filed with this Form 10-K.

(d)		Financial Statement Schedules: There are no financial statement schedules included in this Form 10-K report.

     Item 14. Principal Accountant Fees and Services.

During the period covering the fiscal years ended 2003 and 2002, McGladrey & Pullen, LLP and RSM McGladrey, Inc. performed the following professional services:

	2003	2002
Audit Fees	$27,970	$10,700
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

*	Incorporated by reference to Exhibit A of the Partnership’s Prospectus dated December 1, 1987, Registration Number 33-07056-A.

**	Incorporated by reference to Exhibit 3 of the Partnership’s Form 10-K for the year ended December 31, 1995.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP

	By:	FSK Limited Partnership

March 24, 2004		By:	/s/	Faison S. Kuester, Jr.

Faison S. Kuester, Jr.
General Partner
(Principal Executive Officer)

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Thomas K. Emery	/s/ Faison S. Kuester

Thomas K. Emery	Faison S. Kuester, Jr., General
(Serving in the function of Principal	Partner of FSK Limited Partnership,
Accounting Officer)	General Partner of the Partnership

Date March 24, 2004	Date March 24, 2004

/s/ Dexter R. Yager, Sr.

Dexter R. Yager, Sr., General
Partner of DRY Limited Partnership,
General Partner of the Partnership
Date March 24, 2004