Form 10QSB
period 2004-03-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2004-05-14
CIK 797397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

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

Yes ☒ No ☐

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$276,074	$208,237
Accounts receivable, tenant	47,721	45,962
Prepaid expenses	3,280	242

Total current assets	327,075	254,441

Leased property held for sale	2,323,501	2,323,501

	$2,650,576	$2,577,942

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$1,282,000	$1,303,000
Accounts payable	45,747	4,445
Accrued expenses	11,683	1,163
Deferred revenue	2,179	—

Total current liabilities	1,341,609	1,308,608

Commitment and Contingency

PARTNERS’ EQUITY
General partners	(10,145)	(10,541)
Limited partners	1,319,112	1,279,875

	1,308,967	1,269,334

	$2,650,576	$2,577,942

Note:	The Condensed Balance Sheet at December 31, 2003 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

2

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)

Rental income	$154,980	$152,495
Operating expenses:
Contract labor	1,500	1,500
Repairs and maintenance	32,840	33,939
Management fees	4,662	4,395
Utilities	22,814	23,016
Professional fees	28,254	19,111
Property taxes	10,575	10,665
Miscellaneous	1,611	2,947

	102,256	95,573

Operating income	52,724	56,922

Nonoperating income (expense):
Interest and dividend income	13	983
Interest expense	(13,104)	(14,668)

	(13,091)	(13,685)

Net income	$39,633	$43,237

Deduct net income applicable to limited partners (per limited partner unit for the quarter ended March 31, 2004 $6.14; 2003 $6.70)	$39,237	$42,805

Net income applicable to general partners (per general partner unit for the quarter ended March 31, 2004 $7.92; 2003 $8.64	$396	$432

See Notes to Condensed Financial Statements.

3

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2004	2003

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,633	$43,237
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
(Increase) in prepaids and accounts receivable	(4,797)	(1,542)
Increase in accounts payable, accrued expenses, and deferred revenue	54,001	8,578

Net cash provided by operating activities	88,837	50,273

CASH FLOWS FROM INVESTING ACTIVITIES, proceeds from sale of securities available for sale	—	214

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(21,000)	(28,000)
Cash distributions	—	(4,388)

Net cash (used in) financing activities	(21,000)	(32,388)

Net increase in cash and cash equivalents	67,837	18,099

Cash and cash equivalents:
Beginning	208,237	124,060

Ending	$276,074	$142,159

See Notes to Condensed Financial Statements.

4

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

At December 31, 2003, the cumulative unpaid priority return to the unit holders was $3,619,173 compared to $3,380,753 one year prior. This increase resulted from no distributions being made to partners during the year. Although no distributions were paid to partners on the priority return, the Partnership did make distributions in 2003 in the amount of $4,365 representing 2002 Federal and North Carolina tax owed on behalf of foreign and non-resident partners. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the remaining Partnership property would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership’s operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2003 to March 31, 2004. Accrued expenses have increased from year-end due to the accrual of the 2004 real property taxes and the accrual of operating expenses.

Liquidity and Capital Resources

During the quarter ended March 31, 2004, the Partnership operations continued to meet working capital requirements and working capital deficit was decreased by approximately $40,000 since year-end. The working capital deficit as of March 31, 2004 was $1,014,534. The large working capital deficit is due to the classification of the long-term debt as short-term, as the current loan matures on December 31, 2004. The General Partners will seek refinancing with Wachovia Bank, N.A. (f/k/a First Union National Bank) for the loan on the EastPark property; however; no assurance can be given that such refinancing will occur.

Results of Operations

Operating income for the period ended March 31, 2004 is down approximately 7% from the prior year. The majority of the operating expenses stayed consistent with the prior year except for professional fees. Professional fees increased by almost 48% from the prior year due to increases in audit fees. Rental income has increased approximately 2% from the prior year. Interest expense continues to be down from the prior year due to the decrease in interest rates on the floating rate loan.

Status of EastPark Executive Center

The General Partners remain committed on selling the EastPark facility and continue to have it listed with a commercial real estate broker. The General Partners have signed an agreement with a new broker in 2004 as the previous brokers had shifted their objectives and focus towards retail projects only. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 91% leased, all current tenants have the option to terminate their leases currently or within the year. The General Services Administration (GSA) has the election to cancel its lease upon ninety (90) days written notice and accounts for 85% of the total rental income; accordingly, the General Partners will focus their lease extension efforts on the GSA. At this time, the GSA has presented the General Partners with a lease extension, but the General Partners have not accepted the lease extension due to the short-term nature of the offer and are continuing to negotiate a long-term lease with the GSA. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as the Partnership can sell the property to a qualified buyer.

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Partnership. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

• Inability to sell the building due to current market conditions

• Inability to extend the lease to its major tenant

• Inability to renew long-term debt

Item 3. Controls and Procedures

The Partnership’s General Partner and Principal Accounting Officer have conducted an evaluation of the Partnership’s disclosure procedures as of March 31, 2004. Based on their evaluation, the General Partner and Principal Accounting Officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Partnership’s General Partner and Principal Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Partnership is not engaged in any legal proceedings of a material nature at the present time.

Item 6.	Exhibit Index

(a) Exhibits:

	Designation
	Number Under
Exhibit	Item 601 of
Number	Regulation S-K	Exhibit Description

1*	4	Instrument defining rights of security holders — set forth in the Limited Partnership Agreement

2*	10	Limited Partnership Agreement

3**	10.1	Exclusive Leasing and Management Agreement dated October 1, 1994 (EastPark Executive Center)

4***	10.2	Listing Agreement of Property For Lease and/or Sale dated February 2, 2004 (EastPark Executive Center)

5	31.1	Certification required by Section 31 of Item 601 of Regulation S-K

6	31.2	Certification required by Section 31 of Item 601 of Regulation S-K

7	32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Sarbanes-Oxley Act of 2002.)

(b) Reports on Form 8-K:

No reports on Form 8-K have been filed during the three months ended March 31, 2004.

*	Incorporated by reference to Exhibit A of the Partnership’s Prospectus dated December 1, 1987, Registration Number 33-07056-A.

**	Incorporated by reference to Exhibit 3 of the Partnership’s Form 10-K for the year ended December 31, 1995.

***	Incorporated by reference to Exhibit 10.3 of the Partnership’s Form 10-K for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
(Registrant)

	By:	DRY Limited Partnership,
General Partner of Registrant

Date 05/14/04		By:	/s/ Dexter R. Yager, Sr.

Dexter R. Yager, Sr.
General Partner

Date 05/14/04		By:	/s/ Thomas K. Emery

Thomas K. Emery
(Serving in the function of Principal Financial Officer)