Form 10QSB
period 2004-06-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2004-08-13
CIK 797397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes ☒      No ☐

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
ASSETS	(Unaudited)	(Note)

CURRENT ASSETS
Cash and cash equivalents	$275,961	$208,237
Accounts receivable, tenant	47,721	45,962
Prepaid expenses	2,531	242

Total current assets	326,213	254,441

Leased property held for sale	2,323,501	2,323,501

	$2,649,714	$2,577,942

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$1,261,000	$1,303,000
Accounts payable	5,233	4,445
Accrued expenses	23,306	1,163
Deferred revenue	7,313	—

Total current liabilities	1,296,852	1,308,608

Commitment and Contingency

PARTNERS’ EQUITY
General partners	(9,706)	(10,541)
Limited partners	1,362,568	1,279,875

	1,352,862	1,269,334

	$2,649,714	$2,577,942

Note:	The Condensed Balance Sheet at December 31, 2003 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Rental income	$149,919	$148,682	$304,899	$301,177
Operating expenses:
Contract labor	1,500	1,500	3,000	3,000
Repairs and maintenance	35,365	40,288	68,205	74,227
Management fees	4,652	4,461	9,314	8,856
Utilities	22,447	20,831	45,261	43,847
Professional fees	17,329	21,798	45,583	40,909
Property taxes	10,575	10,665	21,150	21,330
Miscellaneous	1,559	791	3,170	3,738

	93,427	100,334	195,683	195,907

Operating income	56,492	48,348	109,216	105,270

Nonoperating income (expense):
Interest and dividend income	294	1,123	307	2,106
Interest expense	(12,891)	(14,600)	(25,995)	(29,268)

	(12,597)	(13,477)	(25,688)	(27,162)

Net income	$43,895	$34,871	$83,528	$78,108

Deduct net income applicable to limited partners (per limited partner unit for the quarter ended June 30, 2004 $6.80; 2003 $5.41 and for the six months ended June 30, 2004 $12.94; 2003 $12.11)	$43,456	$34,522	$82,693	$77,327

Net income applicable to general partners (per general partner unit for the quarter ended June 30, 2004 $8.78; 2003 $6.98 and for the six months ended June 30, 2004 $16.70; 2003 $15.62)	$439	$349	$835	$781

See Notes to Condensed Financial Statements.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,528	$78,108
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
(Increase) in prepaids and accounts receivable	(4,048)	(2,226)
Increase in accounts payable, accrued expenses, and deferred revenue	30,244	8,016

Net cash provided by operating activities	109,724	83,898

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of securities available for sale	—	403

Net cash provided by investing activities	—	403

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(42,000)	(49,000)
Cash distributions	—	(4,388)

Net cash (used in) financing activities	(42,000)	(53,388)

Net increase in cash and cash equivalents	67,724	30,913

Cash and cash equivalents:
Beginning	208,237	124,060

Ending	$275,961	$154,973

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

Leased property held for sale has been recorded following the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires assets held for sale to be recorded at the lower of their carrying value or estimated fair value less cost to sell. The fair market value of the property is subject to potential significant change based on market conditions.

3.	Statement of Cash Flows:

For purposes of reporting the statements of cash flows, the Partnership includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents on the accompanying condensed balance sheets.

4.	Priority Return:

At December 31, 2003, the cumulative unpaid priority return to the unit holders was $3,619,173 compared to $3,380,753 one-year prior. This increase resulted from no distributions being made to partners during the year. Although no distributions were paid to partners on the priority return, the Partnership did make distributions in 2003 in the amount of $4,365 representing 2002 Federal and North Carolina tax owed on behalf of foreign and non-resident partners. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the remaining Partnership property would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership’s operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2003 to June 30, 2004. Accrued expenses have increased from year-end due to the accrual of the 2004 real property taxes and the accrual of operating expenses.

Liquidity and Capital Resources

During the six months ended June 30, 2004, the Partnership operations continued to meet working capital requirements and working capital deficit was decreased by approximately $83,000 since year-end. The working capital deficit as of June 30, 2004 was $970,639. The large working capital deficit is due to the classification of the long-term debt as short-term, as the current loan matures on December 31, 2004. The General Partners will seek refinancing with Wachovia Bank, N.A. (f/k/a First Union National Bank) for the loan on the EastPark property; however; no assurance can be given that such refinancing will occur.

Results of Operations

Operating income for the six months ended June 30, 2004 is comparable to the same period of the prior year. Operating income for the second quarter improved by approximately $8,000 as compared to the same period of the prior year. Repairs and maintenance and professional fees were both down in the second quarter. Rental income has increased slightly from the prior year. Interest expense continues to be down from the prior year due to the decrease in interest rates on the floating rate loan and the decreased principal balance.

Status of EastPark Executive Center

The General Partners remain committed on selling the EastPark facility and continue to have it listed with a commercial real estate broker. The General Partners signed an agreement with a new broker in February 2004 as the previous brokers had shifted their objectives and focus towards retail projects only. At this time, the facility is not under contract with any potential buyers. The General Partners are also working towards extending the leases with the current tenants. Although the facility is 91% leased, the General Services Administration (GSA) has the election to cancel its lease upon ninety (90) days written notice and accounts for 85% of the total rental income; accordingly, the General Partners will focus their lease extension efforts on the GSA. At this time, the General Partners are still negotiating with the GSA for a lease extension, but the General Partners have not accepted the lease extension due to the short-term nature of the offer and are continuing to negotiate a long-term lease with the GSA. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as the Partnership can sell the property to a qualified buyer.

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

Item 3. Controls and Procedures

The Partnership’s General Partner and Principal Accounting Officer have conducted an evaluation of the Partnership’s disclosure procedures as of June 30, 2004. Based on their evaluation, the General Partner and Principal Accounting Officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Partnership’s General Partner and Principal Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

No reports on Form 8-K have been filed during the three months ended June 30, 2004.

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

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
(Registrant)

	By:	DRY Limited Partnership,
General Partner of Registrant

Date 08/13/04		By:	/s/ Dexter R. Yager, Sr.

Dexter R. Yager, Sr. General Partner

Date 08/13/04		By:	/s/ Thomas K. Emery

Thomas K. Emery
(Serving in the function of Principal Financial Officer)