Form 10QSB
period 2004-09-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2004-11-15
CIK 797397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes ☒      No ☐

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$311,924	$208,237
Accounts receivable, tenant	42,852	45,962
Prepaid expenses	1,545	242

Total current assets	356,321	254,441

Leased property held for sale	2,323,501	2,323,501

	$2,679,822	$2,577,942

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$1,240,000	$1,303,000
Accounts payable	2,299	4,445
Accrued expenses	39,133	1,163
Deferred revenue	2,179	—

Total current liabilities	1,283,611	1,308,608

Commitment and Contingency

PARTNERS’ EQUITY
General partners	(9,272)	(10,541)
Limited partners	1,405,483	1,279,875

	1,396,211	1,269,334

	$2,679,822	$2,577,942

Note:	The Condensed Balance Sheet at December 31, 2003 has been taken from the audited financial statements at that date. See Notes to Condensed Financial Statements.

2

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Rental income	$151,700	$151,157	$456,599	$452,334

Operating expenses:
Contract labor	1,500	1,500	4,500	4,500
Repairs and maintenance	34,043	94,291	102,248	168,518
Management fees	4,372	4,525	13,686	13,381
Utilities	29,262	25,812	74,523	69,659
Professional fees	14,100	10,084	59,683	50,993
Property taxes	10,575	10,665	31,725	31,995
Miscellaneous	1,080	1,084	4,250	4,822

	94,932	147,961	290,615	343,868

Operating income	56,768	3,196	165,984	108,466

Nonoperating income (expense):
Interest and dividend income	645	1,007	952	3,113
Interest expense	(14,064)	(13,650)	(40,059)	(42,918)

	(13,419)	(12,643)	(39,107)	(39,805)

Net income (loss)	$43,349	$(9,447)	$126,877	$68,661

Deduct net income (loss) applicable to limited partners (per limited partner unit for the quarter ended September 30, 2004 $6.72; 2003 ($1.46) and for the nine months ended September 30, 2004 $19.66; 2003 $10.64)	$42,916	$(9,353)	$125,608	$67,974

Net income (loss) applicable to general partners (per general partner unit for the quarter ended September 30, 2004 $8.66; 2003 ($1.88) and for the nine months ended September 30, 2004 $25.38; 2003 $13.74)	$433	$(94)	$1,269	$687

See Notes to Condensed Financial Statements.

3

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126,877	$68,661
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
(Increase) decrease in prepaids and accounts receivable	1,807	(3,713)
Increase in accounts payable, accrued expenses, and deferred revenue	38,003	82,677

Net cash provided by operating activities	166,687	147,625

CASH FLOWS FROM INVESTING ACTIVITIES, proceeds from sale of securities available for sale	—	603

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(63,000)	(70,000)
Cash distributions	—	(4,388)

Net cash (used in) financing activities	(63,000)	(74,388)

Net increase in cash and cash equivalents	103,687	73,840
Cash and cash equivalents:
Beginning	208,237	124,060

Ending	$311,924	$197,900

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

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2003 to September 30, 2004. Accrued expenses have increased from year-end due to the accrual of the 2004 real property taxes and the accrual of operating expenses.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, the Partnership operations continued to meet working capital requirements and the working capital deficit was decreased by approximately $127,000 since year-end. The working capital deficit as of September 30, 2004 was $927,290. The large working capital deficit is due to the classification of the long-term debt as short-term, as the current loan matures on December 31, 2004. The General Partners will seek refinancing with Wachovia Bank, N.A. (f/k/a First Union National Bank) for the loan on the EastPark property; however, no assurance can be given that such refinancing will occur.

Results of Operations

Operating income for nine months ended September 30, 2004 was approximately 53% higher than the same period of the prior year. The variance is attributable to $50,605 of parking lot repairs completed in September 2003. Excluding this nonrecurring expense, operating income would have been 4% higher than the prior year. Rental income has increased slightly from the prior year. Interest expense continues to be down from the prior year due to the decrease in interest rates on the floating rate loan and the decreased principal balance.

Status of EastPark Executive Center

The General Partners remain committed to selling the EastPark facility and continue to have it listed with a commercial real estate broker. The General Partners signed an agreement with a new broker in 2004, as the previous broker shifted its objectives and focus towards retail projects only. At this time, the facility is not under contract with any potential buyers. The General Partners were able to negotiate a two-year extension with General Services Administration (“GSA”) at the current rental rate with a termination date of October 31, 2006. However, the GSA may terminate this lease in full or in part at any time on or after October 31, 2005 by giving at least 30 days written notice. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as the Partnership can sell the property to a qualified buyer.

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Partnership. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	Inability to sell the building due to current market conditions

•	Inability to extend the lease on a long-term basis to its major tenant

•	Inability to renew long-term debt

Item 3. Controls and Procedures

The Partnership’s General Partner and Principal Accounting Officer have conducted an evaluation of the Partnership’s disclosure procedures as of September 30, 2004. Based on their evaluation, the General Partner and Principal Accounting Officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Partnership’s General Partner and Principal Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

No reports on Form 8-K have been filed during the three months ended September 30, 2004.

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

YAGER/KUESTER PUBLIC FUND
LIMITED PARTNERSHIP
(Registrant)

		By:	DRY Limited Partnership,
General Partner of Registrant
			By:	YFP, LLC
General Partner

Date	11/12//04		By:	/s/ Jeffrey S. Yager

Jeffrey S. Yager
Manager

Date	11/12/04		By:	/s/ Thomas K. Emery

Thomas K. Emery
(Serving in the function of Principal Financial Officer)