Form 10KSB
period 2004-12-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2005-03-30
CIK 797397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number      0-8444

Yager/Kuester Public Fund Limited Partnership

(Exact name of registrant as specified in its charter)

North Carolina	56-1560476

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Altura Road, PO Box 1329, Fort Mill, SC	29716-1329

(Address of principal executive offices)	(Zip code)

Issuer’s telephone number      (803) 547-9100

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Limited Partnership Units

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☒

State issuer’s revenues for its most recent fiscal year: $607,103

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE

     Exhibits (4) and (10.1) of Part III required by Item 601 of Regulation S-K, are incorporated by reference from the prospectus of the registrant, dated December 1, 1987, Registration Number 33-07056-A (hereinafter “Prospectus”).

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

     The sole business of the Partnership currently is the operation of the EastPark Executive Center located in Charlotte, North Carolina (“EastPark”). This commercial office building was purchased with the proceeds of the public offering and loan funds (described below). The Partnership previously owned a second office building that was sold on April 24, 1998. (See Item 2 below for a description of the properties.) The lease terms with one of the major tenants at EastPark are summarized below.

     EastPark Executive Center, Charlotte, NC — The ten (10) year lease of the General Services Administration (“GSA”) ended on October 31, 2004; however, this lease was extended to October 31, 2006 at the current rental rate of $15.22 per square foot. The GSA may terminate this lease in full or in part at any time on or after October 31, 2005 by giving at least thirty (30) days written notice. The Partnership has incurred approximately $1,104,000 in leasehold improvements in connection with the GSA lease. The GSA lease accounts for approximately 85% of the rental income related to the EastPark Executive Center. The remaining leasehold space is leased to two other tenants.

     The Partnership has no employees of its own; management of the Partnership’s property is performed by FSK Properties, LLC, an affiliate of FSK Limited Partnership. Administration of the Partnership is performed by the General Partners. (See Items 9 and 12 below.)

     Item 2. Description of Property. On June 23, 1989, the Partnership purchased the EastPark Executive Center, an office complex comprised of two buildings located in Charlotte, North Carolina with net leasable area of 45,300 square feet, for a purchase price of $3,155,138 of which $1,500,000 was provided by a first mortgage loan bearing interest at 10.5% per annum and having a term of 10 years. This mortgage loan became due in July 1999, and again in 2004, and was refinanced with First Union National Bank (currently Wachovia Bank, N.A.). In 1998, the Partnership recorded a loss of $1,392,468 to reflect the $2,365,800 estimated sales value of the EastPark facility, net of related costs to sell. In 1999, the Partnership recorded an additional loss of $81,262 to expense additional improvements and to reflect a $2,323,501 estimated sales value, net of related costs to sell. In 2004 and 2003, the Partnership incurred improvements costs of $11,575 and $10,300 respectively, that were expensed.

     On November 30, 1989, the Partnership acquired the BB&T Bank Building (formerly the UCB Building), a three-story office building in Greenville, South Carolina with net leasable area of 39,138 square feet, for a purchase price of $4,202,544 of which $3,110,000 was provided by a first mortgage loan from United Omaha. This mortgage loan became due on December 1, 1996, and was refinanced with First Union National Bank. On April 24, 1998, this property was sold for $3,471,000, resulting in a loss to the Partnership of $206,428.

     In connection with the office building purchases, $26,312 of acquisition costs were capitalized.

     No further purchases of real property are projected and no funds are available for that purpose. (See Item 6 below, “Status of EastPark Facility” for recent developments regarding the property.)

     Item 3. Legal Proceedings. The Partnership is not involved in any legal proceedings and was not so involved during the year ended December 31, 2004.

     Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

PART II

     Item 5. Market for Common Equity and Related Stockholder Matters. There is no established public trading market for the Partnership’s securities. The Partnership has approximately 520 limited partners. Cash distributions made to the limited partners during the recent years are set out in the Statements of Cash Flow included in the Financial Statements included in Part II, Item 7 of this Report.

     Item 6. Management’s Discussion and Analysis or Plan of Operation.

     Liquidity and Capital Resources

     During the year ended December 31, 2004, the Partnership continued to fund working capital requirements and working capital was increased by approximately $1,288,000 from December 31, 2003. Working capital as of December 31, 2004 was $233,372. The large increase in working capital is due to the reclassification of a portion of the short-term debt to long-term due to the refinancing of the loan that matured on December 31, 2004. The loan was refinanced with Wachovia Bank, N.A. and will mature on January 31, 2007. Payments are due in monthly installments of $7,000 plus interest at prime, which was 5.25% at December 31, 2004.

     The cumulative unpaid priority return to the unit holders increased from $3,619,173 at December 31, 2003 to $3,861,957 at December 31, 2004. This increase resulted from no distributions being made to partners during the year pursuant to the Limited Partnership Agreement. Based on current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the Partnership properties would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership’s operating income or any refinancing of Partnership debt would generate sufficient funds to pay the priority return.

     During the year ended December 31, 2004, the Partnership had net income of $152,539 as compared to the net income of $118,053 in 2003. (See “Results of Operations” below for explanation of variance.) Rental income, operating expenses and interest expense for the years ended December 31, 2004 and 2003, resulted exclusively from the operations of the Partnership’s commercial real estate properties. The EastPark Executive Center buildings were 91% leased at both December 31, 2004 and December 2003.

     See Item 12 (Certain Relationships and Related Transactions) for a discussion regarding leasing commissions, management fees and repair service fees paid to FSK Properties, LLC, an affiliate of a General Partner of the Partnership, as well as administrative reimbursements paid to Internet Services Corporation.

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

     Results of Operations

     Comparison of 2004 results with 2003.

     Net income for the year ended December 31, 2004 increased by approximately $34,000 or 29% as compared to the prior year. Rental income increased less than 1% from the prior year as two of the tenants were on month-to-month leases that do not provide for rental escalations. Operating expenses are down approximately 7% over the prior year. Repairs and maintenance decreased 33% from the prior year while professional fees increased 42%. Interest expense is down slightly from 2003 due to the decreasing loan balance. The rate on the loan increased from 4% at December 31, 2003 to 5.25% at December 31, 2004 and therefore interest expense has not decreased significantly as in prior years.

     Comparison of 2003 results with 2002.

     Net income for the year ended December 31, 2003 decreased by approximately $9,000 or 7% as compared to the same period of the prior year. Rental income increased less than 1% from 2002 to 2003 as two of the tenants began month-to-month leases this year that did not provide for rental escalations. Operating expenses are up approximately 6% over the prior year mainly due to a parking lot repair expense of $50,605. Interest expense continues to be down from the prior year due to the decrease in interest rates on the floating rate loan. The interest rate at December 31, 2003 was 4%.

     Critical Accounting Policy and Risk Factors

     In the ordinary course of business, the Partnership has made a number of estimates and assumptions relating to the reporting results of operations and financial position in preparing its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Partnership believes the following discussion addresses the Partnership’s most critical accounting policy, which is determined to be the most important to the portrayal of the Partnership’s financial condition and results and require management’s difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Leased property held for sale

     The Partnership has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As described in the section “Status of EastPark Facility” (see below), the real estate has been listed with a broker for approximately five years. The ultimate realizable value requires management to make estimates and assumptions about market conditions and events that may or may not occur in the future. Management has used all reasonably available information to record the property at a net realizable value. Because future events cannot be predicted with certainty, there can be no assurances that an additional write-down of the property will not be necessary.

     Status of EastPark Facility

     The General Partners remain committed on selling the EastPark facility and continue to have it listed with a commercial real estate broker. The General Partners signed an agreement with a new broker in 2004, as the previous brokers had shifted their objectives and focus towards retail projects only. At this time, the facility is not under contract with any potential buyers. The General Partners were able to negotiate a two-year extension with GSA, the major tenant at the EastPark facility. (See Part I, Item 1). In 2005, the General Partners were also able to negotiate a 20-month lease with another current tenant that was previously under a month-to-month tenancy. This lease will expire October 31, 2006, but the tenant may terminate this lease with a ninety (90) written notice after one year if the GSA either moves out or terminates its engagement contract with the tenant. The General Partners will continue discussions with the GSA to determine if the GSA will be terminating their lease after October 31, 2005. However, no assurances can be given that a replacement tenant could be found if the GSA decides to terminate its lease. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as the Partnership can sell the property to a qualified buyer.

     Item 7. Financial Statements. The financial statements are attached hereto.

Report on Audited Financial Statements of

Yager/Kuester Public Fund Limited Partnership

for the year ended December 31, 2004

Yager/Kuester Public Fund Limited Partnership

Index to Financial Statements

Pages
Independent Auditors’ Reports	F-1 – F-2

Financial Statements:
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Partners’ Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 – F-10

Independent Auditors’ Report

To the Partners
Yager/Kuester Public Fund
     Limited Partnership
Fort Mill, South Carolina

We have audited the accompanying balance sheet of Yager/Kuester Public Fund Limited Partnership as of December 31, 2004, and the related statements of operations, partners’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yager/Kuester Public Fund Limited Partnership as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Scott McElveen, L.L.P.

Columbia, South Carolina
February 15, 2005

Report of Independent Registered Public Accounting Firm

To the Partners
Yager/Kuester Public Fund
     Limited Partnership
Fort Mill, South Carolina

We have audited the accompanying balance sheets of Yager/Kuester Public Fund Limited Partnership as of December 31, 2003, and the related statements of operations, partners’ equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Yager/Kuester Public Fund Limited Partnership as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGLADREY & PULLEN, LLP

Charlotte, North Carolina
February 20, 2004

Yager/Kuester Public Fund Limited Partnership
Balance Sheets
December 31,

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$295,689	$208,237
Accounts receivable, tenants	42,852	45,962
Prepaid expenses	—	242

Total current assets	338,541	254,441
Leased property held for sale, net	2,323,501	2,323,501

Total assets	2,662,042	$2,577,942

Liabilities and Partners’ Equity
Current liabilities:
Current maturities of long-term debt	$84,000	$1,303,000
Accounts payable	18,990	4,445
Accrued expenses	2,179	1,163

Total current liabilities	105,169	1,308,608
Long-term debt, less current maturities	1,135,000	—

Total liabilities	1,240,169	1,308,608

Commitment and Contingency
Partners’ Equity
General partners	(9,016)	(10,541)
Limited partners	1,430,889	1,279,875

Total partners’ equity	1,421,873	1,269,334

Total liabilities and partners’ equity	$2,662,042	$2,577,942

The accompanying notes are an integral part of these financial statements.

Yager/Kuester Public Fund Limited Partnership
Statements of Operations
for the years ended December 31,

	2004	2003	2002
Rental income	$607,103	$602,254	$597,286

Operating expenses:
Repairs and maintenance	137,306	204,520	171,023
Utilities	98,290	90,063	98,367
Professional fees	92,126	64,888	67,594
Property taxes	43,037	42,295	40,633
Management fees	18,201	17,776	17,865
Contract labor	6,000	6,000	6,000
Miscellaneous	5,594	5,914	6,053

	400,554	431,456	407,535

Operating income	206,549	170,798	189,751

Nonoperating income (expense):
Interest and dividend income	1,674	3,464	4,997
Interest expense	(55,684)	(56,381)	(67,497)
Other	—	172	—

	(54,010)	(52,745)	(62,500)

Net income	152,539	118,053	127,251
Deduct net income applicable to limited partners (per limited partner unit 2004 $23.63; 2003 $18.29; 2002 $19.72)	151,014	116,873	125,979

Net income applicable to general partners	$1,525	$1,180	$1,272

The accompanying notes are an integral part of these financial statements.

Yager/Kuester Public Fund Limited Partnership
Statements of Changes in Partners’ Equity
for the three years ended December 31, 2004

				Accumulated
				Other
		General	Limited	Comprehensive
	Total	Partners	Partners	Income (Loss)

Balance, December 31, 2001	$1,017,836	$(12,993)	$1,041,388	$(10,559)

Comprehensive income:
Net income	127,251	1,272	125,979	—
Other comprehensive income:
Unrealized loss on securities available for sale, net of reclassification entry below	(656)	—	—	(656)

Total Comprehensive income	126,595	1,272	125,979	(656)

Balance, December 31, 2002	1,144,431	(11,721)	1,167,367	(11,215)

Comprehensive income:
Net income	118,053	1,180	116,873	—
Other comprehensive income:
Unrealized gain on securities available for sale, net of reclassification entry below	11,215	—	—	11,215

Total Comprehensive income	129,268	1,180	116,873	11,215

Distributions	(4,365)	—	(4,365)	—

Balance, December 31, 2003	1,269,334	(10,541)	1,279,875	—

Net income; Total comprehensive income	152,539	1,525	151,014	—

Balance, December 31, 2004	$1,421,873	$(9,016)	$1,430,889	$—

Reclassification adjustment:	2004	2003	2002

Unrealized holding gains (losses) arising during the period	$—	$11,387	$(656)
Less reclassification adjustment for gains included in net income	—	(172)	—

Net unrealized gain (loss) on investments securities	$—	$11,215	$(656)

The accompanying notes are an integral part of these financial statements.

Yager/Kuester Public Fund Limited Partnership
Statements of Cash Flows
for the years ended December 31,

	2004	2003	2002
Operating activities:
Net income	$152,539	$118,053	$127,251
Adjustments to reconcile net income to cash provided by operating activities:
Net realized gain on sale of securities available for sale	—	(172)	—
Changes in operating assets and liabilities:
Accounts receivable, tenants	3,110	(3,715)	(156)
Prepaid expenses	242	(242)	—
Accounts payable and accrued expenses	15,561	(19,195)	4,241

Net cash provided by operating activities	171,452	94,729	131,336

Investing activities:
Purchase of securities available for sale	—	—	(15,534)
Proceeds from sale of securities available for sale	—	84,813	675

Net cash provided by (used in) operating activities	—	84,813	(14,859)

Financing activities:
Principal payments on long-term borrowings and notes payable	(84,000)	(91,000)	(58,000)
Cash distributions	—	(4,365)	—

Cash used in financing activities	(84,000)	(95,365)	(58,000)

Net increase in cash	87,452	84,177	58,477
Cash and cash equivalents at beginning of period	208,237	124,060	65,583

Cash and cash equivalents at end of period	$295,689	$208,237	$124,060

Supplemental disclosure of cash flow information
Cash payment for interest	$55,684	$61,488	$68,453

Supplemental disclosure of cash flow information
Net unrealized gain (loss) on securities available for sale	$—	$11,215	$(656)

The accompanying notes are an integral part of these financial statements.

Yager/Kuester Public Fund Limited Partnership

Notes to Financial Statements

Note 1. Nature of Business and Organization, Partnership Agreement and Significant Accounting Policies

Nature of business and organization — Yager/Kuester Public Fund Limited Partnership (the “Partnership”) is a North Carolina limited partnership formed in July 1986. The purpose of the Partnership is to acquire, operate, hold for investment and sell commercial rental property. The Partnership has property located in Charlotte, North Carolina.

The general partners of the Partnership are DRY Limited Partnership, a North Carolina limited partnership, in which YFP, L.L.C., a South Carolina limited liability company, is the general partner, and FSK Limited Partnership, a North Carolina limited partnership, in which Faison S. Kuester, Jr. is the general partner.

Partnership agreement — Under the terms of the partnership agreement, all taxable income, tax losses and cash distributions from operations are to be allocated 99% to the limited partners and 1% to the general partners until the limited partners receive a return of their initial capital contributions and a “Priority Return”. The Priority Return is a sum equal to 8% per annum cumulative, but not compounded, (prorated for any partial year) of the adjusted capital contributions of the limited partners, calculated from the last day of the calendar quarter in which each limited partner is admitted to the Partnership to the date of payment. Thereafter, taxable income, tax losses and cash distributions from operations will be allocated 75% to the limited partners and 25% to the general partners.

Upon the sale or refinancing of any partnership properties, the partnership agreement specifies certain allocations of net proceeds and taxable gain or loss from the transaction.

A summary of the Partnership’s significant accounting policies follows.

Fair value of financial instruments — Cash and cash equivalents, accounts receivable and leased property held for sale are financial assets with carrying values that approximate fair value.

Accounts payable, accrued expenses and long-term debt are financial liabilities with carrying values that approximate fair value, due to the short maturity of the respective liabilities.

Use of estimates — The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents — For purposes of reporting the statements of cash flows, the Partnership includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with an original maturity of three months or less as cash and cash equivalents on the accompanying balance sheets. At various times throughout the year, the Partnership may have cash balances at financial institutions which exceed federally-insured amounts. At December 31, 2004, the Partnership had approximately $165,000 in excess of Federal Deposit Insurance Corporation insured limits.

Yager/Kuester Public Fund Limited Partnership

Notes to Financial Statements

Note 1. Nature of Business and Organization, Partnership Agreement and Significant Accounting Policies (continued)

Accounts receivable, tenant — Accounts receivable are recognized at the contracted monthly rent amount. Accounts receivable are considered past due when payment is not received within the contract term. The Partnership normally does not charge late fees or interest on past due balances.

Investment in securities available for sale — Financial Accounting Standards Board Statement No. 115 requires that management determine the appropriate classification of securities at the date individual investment securities are acquired, and that the appropriateness of such classification be reassessed at each balance sheet date. Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.

Revenue recognition — Rental revenue is recognized evenly over the term of the lease. In connection with negotiating and obtaining leases, the Partnership’s management may at times grant concessions, such as free rent for a specific number of months during the lease. These costs are amortized over the life of the lease.

Partnership equity — The Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. The Statement specifies the computation, presentation, and disclosure requirements for earnings per share. Management believes that Statement No. 128 is analogous to limited partnership units and accordingly, additional disclosures for partnership units are presented in the accompanying financial statements.

Income taxes — Under current income tax laws, income or loss of the Partnership is included in the income tax returns of the partners. Accordingly, the Partnership makes no provision for federal or state income taxes.

Leased property held for sale — The Partnership has adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires assets held for sale to be reported at the lower of their carrying value or estimated fair value less cost to sell.

Note 2. Working Capital Reserve

Per the Partnership Agreement, a minimum working capital reserve of $94,500 must be maintained to fund any expenditures that the cash flow from properties on operating leases is insufficient to meet.

Yager/Kuester Public Fund Limited Partnership

Notes to Financial Statements

Note 3. Leased Property Held for Sale

The Partnership leases office facilities under various lease agreements. The following schedule provides an analysis of the Partnership’s investment in property by major classes as of December 31, 2004 and 2003, respectively.

	2004	2003
Land	$631,028	$631,028
Building	2,524,110	2,524,110
Building improvements	1,311,641	1,311,641
Other deferred charges and commissions, net	35,932	35,932

	4,502,711	4,502,711
Less accumulated depreciation	705,480	705,480

	3,797,231	3,797,231
Less impairment of property	1,473,730	1,473,730

	$2,323,501	$2,323,501

The property is currently contracted with a real estate broker. It is the intention of the General Partners to market and sell the property. To the extent the cash proceeds allow, the proceeds will be used to pay off debt/liabilities and return partners’ equity. The Partnership expensed $11,575, $10,300 and $15,050 of additional improvements and upgrades made to the building, for the years ended December 31, 2004, 2003 and 2002, respectively. The allowance on impairment of property is subject to potential significant change based upon market conditions. Subsequent to the recognition of the impairment, depreciation and amortization of the related assets were discontinued.

Note 4. Long-Term Debt and Pledged Assets

Long-term debt and pledged assets consists of the following at December 31, 2004 and 2003:

	2004	2003
Note payable to bank, due in monthly installments of $7,000 plus interest at prime (5.25% at December 31, 2004), through January 31, 2007, collateralized by building, and guaranteed by an affiliate of a General Partner	$1,219,000	$1,303,000
Less current maturities	84,000	1,303,000

	$1,135,000	$—

Yager/Kuester Public Fund Limited Partnership

Notes to Financial Statements

Note 5. Priority Return

The cumulative unpaid priority return to the limited partners is $3,861,957 and $3,619,173 at December 31, 2004 and 2003, respectively. There were no cash distributions to the limited partners for the priority return for the years ended December 31, 2004 and 2003. For the year ended December 31, 2003, there was a cash disbursement of $4,365 to pay taxes. Based on current and projected real estate market conditions, the General Partners believe that it is reasonably unlikely that a future sale of the Partnership property would produce sufficient net sales proceeds to pay the priority return.

Note 6. Related Party Transactions

Management fees paid to a General Partner in connection with day-to-day operations of the property amounted to $18,201, $17,776, and $17,865 for the years ended December 31, 2004, 2003 and 2002, respectively. An additional $28,471, $33,644, and $34,451 for on-site management and repair service fees was paid to this affiliate for the years ended December 31, 2004, 2003 and 2002, respectively.

Allocated expenses were paid to Internet Services Corporation, a related party, in the amounts of $25,659, $31,705, and $41,487 for the years ended December 31, 2004, 2003 and 2002, respectively for day-to-day operations associated with accounting and administration.

Note 7. Major Tenants

Rental income for the years ended December 31, 2004, 2003 and 2002, respectively, included approximate rentals from the following major tenants which accounted for 10% or more of the total rental income of the Partnership for those years:

	Approximate Amount of Rental Income
	Year Ended December 31,
	2004	2003	2002
Tenant A	$513,600	$510,700	$506,500
Tenant B	61,600	61,600	—

Accounts receivable from major tenants identified above was as follows at December 31, 2004 and 2003, respectively:

	December 31
	2004	2003
Tenant A	$42,852	$45,962
Tenant B	$—	$—

The lease term of one of the major tenants expires in October 2006, but allows for an early termination anytime after October 2005 with 30 days notice. The other two tenants have month-to-month leases that can terminate at any time. Monthly rental income ranges from $2,179 to $42,852 for the largest tenant. Due to the short-term nature of the lease terms future rentals are uncertain.

Subsequent to year end, Tenant B renegotiated its lease from month-to-month to a 20 month lease with an expiration date of October 2006, however tenant can terminate lease with a 90 day notice if Tenant A moves out or terminates its engagement contract with Tenant B.

     Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. Not applicable.

     Item 8A. Controls and Procedures. The Partnership’s General Partners and its Principal Accounting Officer have conducted an evaluation of the Partnership’s disclosure and procedures as of December 31, 2004. Based on their evaluation, the General Partners and its Principal Accounting Officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Partnership’s General Partners and its Principal Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Item 8B. Other Information.

     None

PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act. The Partnership has no executive officers and directors; however, the General Partners perform these functions. The General Partners of the partnership are DRY Limited Partnership, the sole General Partner of which is YFP, LLC (successor by conversion of The Dexter and Birdie Yager Family Limited Partnership) and FSK Limited Partnership, the sole General Partner of which is Faison S. Kuester, Jr. The manager of YFP, LLC is Jeffrey S. Yager.

     Following is a brief discussion of the background and experience of Messrs. Kuester and Yager.

     Faison S. Kuester, Jr., 59, graduated from the University of North Carolina at Chapel Hill with a Bachelor of Arts Degree in History in 1967. He is a resident of Charlotte, North Carolina. After three years service in the United States Army as a Lieutenant, Mr. Kuester joined Independence Development Corporation in 1972 serving as a director of leasing and management for a period of three years. In 1974, Mr. Kuester formed his own company, Kuester Realty and Management, in order to lease and manage commercial properties in Charlotte, North Carolina and surrounding communities. In addition to leasing and managing various commercial properties, Kuester Realty developed two medical clinics in the Charlotte area. In 1980, Kuester Properties, Inc. (“KPI”) was formed to specialize in on-site management of apartment communities in the southeastern United States. The following year Cauble and Kuester Company, Inc. was organized to lease and manage commercial properties in the metropolitan Atlanta area. This partnership brought together Cauble and Company, experienced mortgage lenders and leasing agents in the Atlanta market, and Kuester Realty and Management. Finally, in 1983, Kuester Development Corporation was formed to allow the Kuester companies to engage in selective real estate development projects in the southeastern United States.

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

     Jeffery S. Yager, 39, is the President of Internet Services Corporation, an international company with operations in over 20 countries. Mr. Yager began working with his father, Dexter R. Yager, Sr., in a family business at the age of 13 and now has over 25 years experience in business and management. Mr.Yager has gained experience in a variety of industries during this time, such as real estate development, restaurant management, construction, product distribution, manufacturing, and sales and marketing.

     Mr. Yager has significant experience in real estate investments. He serves in a decision-making role in various family real estate ventures. These real estate ventures include investment in raw land, office buildings, multi-family apartments, shopping centers, and residential developments.

     Item 10. Executive Compensation. The Partnership does not employ any executive officers or directors. Jeffrey S. Yager and Faison S. Kuester have policy-making functions with regard to Partnership operations. See Item 9 for the relationship of such persons to the Partnership. See Item 12 for a description of payments made to FSK Properties, LLC for property management services and to Internet Services Corporation, Inc. for accounting and management services.

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

     Item 12. Certain Relationships and Related Transactions. During the fiscal year ended December 31, 2004, FSK Properties, LLC received $18,201 for management fees and an additional $28,471 for on-site management and repair service fees. Internet Services Corporation, Inc. received $25,659 for providing accounting/management services. Internet Services Corporation is owned equally by three trusts, the beneficial interests one of which inures to the benefit of Jeffrey S. Yager, Manager of YFP, LLC the sole General Partner of DRY Limited Partnership, which limited partnership is one of the two general partners of the Partnership. Janitorial services for the EastPark Executive Center are provided by Marquis Cleaning Services, which is operated and owned by a relative of Jeffrey S. Yager.

     The General Partners believe that the terms for the above mentioned services are as favorable as those the Partnership could obtain from unaffiliated parties.

     Item 13. Exhibits.

(a)(1)	The following financial statements of the Partnership are included in Part II, Item 7 hereof.

	(i)	Independent Auditors’ Report
	(ii)	Balance Sheets as of December 31, 2004 and 2003
	(iii)	Statements of Operations for the years ended December 31, 2004, 2003 and 2002
	(iv)	Statements of Changes in Partners’ Equity for the three years ended December 31, 2004
	(v)	Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
	(vi)	Notes to Financial Statements

(a)(2)	All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the financial statements or notes thereto.

(a)(3)	Exhibits:

	(4)	Instrument defining rights of securities holders — set forth in the Limited Partnership Agreement which is contained in the Prospectus incorporated herein by reference.

	(10.1)*	Limited Partnership Agreement

	(10.2)**	Exclusive Leasing and Management Agreement dated October 1, 1994 (EastPark Executive Center).

	(10.3)***	Listing Agreement of Property for Lease and/or Sale dated February 2, 2004 (EastPark Executive Center).

	(31.1)	Certification required by Section 31 of Item 601of Regulation S-K

	(31.2)	Certification required by Section 31 of Item 601 of Regulation S-K.

	(32.1)	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Sarbanes-Oxley Act of 2002)

	(23)	Consent of Independent Auditors

(b)	Reports on Form 8-K:

1. November 30, 2004 Form 8-K filing for dismissal of certifying accountants, McGladrey & Pullen, L.L.P.
2. December 16, 2004 Form 8-K filing for engagement of certifying accountants, Scott McElveen, L.L.P.
3. December 17, 2004 Form 8-K/A amendment for dismissal of certifying accountants, McGladrey & Pullen, L.L.P.

(c)	Exhibits: The exhibits listed in Item 14(a)(3) above and not incorporated herein by reference are filed with this Form 10-KSB.

(d)	Financial Statement Schedules: There are no financial statement schedules included in this Form 10-KSB report.

     Item 14. Principal Accountant Fees and Services.

     During the period covering the fiscal years ended 2004 and 2003, Scott McElveen, L.L.P. and McGladrey & Pullen, L.L.P./RSM McGladrey, Inc. performed the following professional services:

	2004	2003
Audit Fees	$30,720	$27,970
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-

* Incorporated by reference to Exhibit A of the Partnership’s Prospectus dated December 1, 1987, Registration Number 33-07056-A.

** Incorporated by reference to Exhibit 3 of the Partnership’s Form 10-K for the year ended December 31, 1995.

***Incorporated by reference to Exhibit 10.3 of the Partnership’s Form 10-KSB for the year ended December 31, 2003.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP

By:	FSK Limited Partnership

	By:	/s/ Faison S. Kuester, Jr.

Faison S. Kuester, Jr. General Partner (Principal Executive Officer)

	Date:	March 22, 2005

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Thomas K. Emery	/s/ Faison S. Kuester

Thomas K. Emery	Faison S. Kuester, Jr., General
(Serving in the function of Principal Accounting Officer)	Partner of FSK Limited Partnership, a
General Partner of the Partnership

Date March 22, 2005	Date March 22, 2005

/s/ Jeffrey S. Yager

Jeffrey S. Yager, Manager of YFP, LLC, General
Partner of DRY Limited Partnership,
a General Partner of the Partnership

Date March 22, 2005