Form 10QSB
period 2005-03-31
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2005-05-16
CIK 797397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark one)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2005

or

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP

INDEX

PAGE
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Condensed Balance Sheets as of March 31, 2005 and December 31, 2004	3
Condensed Statements of Operations for the three months ended March 31, 2005 and 2004	4
Condensed Statements of Cash Flows for the three months ended March 31, 2005 and 2004	5
Notes to Condensed Financial Statements	6
ITEM 2. Management’s Discussion and Analysis or Plan of Operation	7
ITEM 3. Controls and Procedures	8
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings	8
ITEM 6. Exhibits and Reports on Form 8-K	8
Signatures	9

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS		$
Cash and cash equivalents	$302,625	295,689
Accounts receivable, tenant	42,852	42,852
Prepaid expenses	3,670	—

Total current assets	349,147	338,541

Leased property held for sale, net	2,323,501	2,323,501

Total assets	$2,672,648	$2,662,042

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$1,198,000	$84,000
Accounts payable	17,084	18,990
Accrued expenses	13,401	2,179

Total current liabilities	1,228,485	105,169

Long-term debt, less current maturities	—	1,135,000

Total liabilities	1,228,485	1,240,169

Commitment and Contingency

PARTNERS’ EQUITY
General partners	(8,614)	(9,016)
Limited partners	1,452,777	1,430,889

Total partners’ equity	1,444,163	1,421,873

Total liabilities and partners’ equity	$2,672,648	$2,662,042

Note: The Condensed Balance Sheet at December 31, 2004 has been taken from the audited financial statements at that date.

See Notes to Condensed Financial Statements.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)

Rental income	$156,410	$154,980

Operating expenses:
Repairs and maintenance	29,733	32,840
Utilities	23,732	22,814
Professional fees	29,016	28,254
Property taxes	10,770	10,575
Management fees	4,524	4,662
Contract labor	1,500	1,500
Miscellaneous	1,363	1,611

	100,638	102,256

Operating income	55,772	52,724

Nonoperating income (expense):
Interest and dividend income	862	13
Interest expense	(16,461)	(13,104)

	(15,599)	(13,091)

Net income	$40,173	$39,633

Deduct net income applicable to limited partners (per limited partner unit for the quarter ended March 31, 2005 $6.22; 2004 $6.14)	$39,771	$39,237

Net income applicable to general partners	$402	$396

See Notes to Condensed Financial Statements.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,173	$39,633
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accounts receivable, tenants and prepaids	(3,670)	(4,797)
Accounts payable and accrued expenses	9,316	54,001

Net cash provided by operating activities	45,819	88,837

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(21,000)	(21,000)
Cash distributions	(17,883)	—

Net cash used in financing activities	(38,883)	(21,000)

Net increase in cash and cash equivalents	6,936	67,837
Cash and cash equivalents:
Beginning	295,689	208,237

Ending	$302,625	$276,074

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

At December 31, 2004, the cumulative unpaid priority return to the unit holders was $3,861,957 compared to $3,619,173 one-year prior. This increase resulted from no distributions being made to partners during the year. Although no distributions were paid to partners on the priority return, the Partnership did make distributions in the first quarter of 2005 in the amount of $17,883 representing tax owed on behalf of foreign and non-resident partners. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the remaining Partnership property would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership’s operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2004 to March 31, 2005.

Liquidity and Capital Resources

During the three months ended March 31, 2005, the Partnership operations continued to meet working capital requirements, although working capital was decreased by approximately $1,113,000 since year-end. The working capital deficit as of March 31, 2005 was $879,338. The large decrease in working capital is due to the reclassification of the long-term debt to short-term debt due to the current loan maturing on January 31, 2006. If this reclassification had not been made, working capital would have been approximately $235,000. When the loan is closer to maturity the General Partners will seek refinancing with Wachovia Bank, N.A. for the loan on EastPark; however, no assurances can be given that such refinancing will occur. Cash distributions in the amount of $17,883 were paid during the quarter. These distributions represented the 2004 Federal and North Carolina tax paid on behalf of the foreign and non-resident partners.

Results of Operations

Operating income for the three months ended March 31, 2005 was comparable to the same period of the prior year, only increasing slightly less than 6%. Rental income increased less than 1% and operating expenses decreased less than 2%. Interest expense is about 26% higher than last year as the rate on the floating rate loan has increased. The rate at March 31, 2005 was 5.75% as compared to 4% on March 31, 2004.

Status of EastPark Executive Center

The General Partners remain committed on selling the EastPark facility and continue to have it listed with a commercial real estate broker. At this time, the facility is not under contract with any potential buyers. During the first quarter of 2005, the General Partners were able to negotiate a 20-month lease with Management Systems Designers, Inc. (“MSD”) that was previously under a month-to-month tenancy. This lease will expire October 31, 2006, but MSD may terminate this lease with a ninety (90) day written notice after one year if the primary tenant, the General Services Administration (“GSA”), either vacates or terminates its engagement contract with MSD. The General Partners will continue discussions with the GSA to determine if the GSA will be terminating its lease after October 31, 2005. However, no assurances can be given that a replacement tenant could be found if the GSA decides to terminate its lease. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as the Partnership can sell the property to a qualified buyer.

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

Item 3. Controls and Procedures

The Partnership’s General Partner and Principal Accounting Officer have conducted an evaluation of the Partnership’s disclosure procedures as of March 31, 2005. Based on their evaluation, the General Partner and Principal Accounting Officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Partnership’s General Partner and Principal Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Partnership is not engaged in any legal proceedings of a material nature at the present time.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

	Designation
	Number Under
Exhibit	Item 601 of
Number	Regulation S-K	Exhibit Description

1*	4	Instrument defining rights of security holders — set forth in the Limited Partnership Agreement

2*	10	Limited Partnership Agreement

3**	10.1	Exclusive Leasing and Management Agreement dated October 1, 1994 (EastPark Executive Center)

4***	10.2	Listing Agreement of Property For Lease and/or Sale dated February 2, 2004 (EastPark Executive Center)

5	31.1	Certification required by Section 31 of Item 601 of Regulation S-K

6	31.2	Certification required by Section 31 of Item 601 of Regulation S-K

7	32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Sarbanes-Oxley Act of 2002.)

(b) Reports on Form 8-K:

No reports on Form 8-K have been filed during the three months ended March 31, 2005.

*	Incorporated by reference to Exhibit A of the Partnership’s Prospectus dated December 1, 1987, Registration Number 33-07056-A.

**	Incorporated by reference to Exhibit 3 of the Partnership’s Form 10-K for the year ended December 31, 1995.

***	Incorporated by reference to Exhibit 10.3 of the Partnership’s Form 10-K for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP (Registrant)

		By:	DRY Limited Partnership, General Partner of Registrant
			By:	YFP, LLC General Partner

Date	05/16/05		By:	/s/ Jeffrey S. Yager

Jeffrey S. Yager Manager

Date	05/16/05		By:	/s/ Thomas K. Emery

Thomas K. Emery (Serving in the function of Principal Financial Officer)