Form 10QSB
period 2005-06-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2005-08-12
CIK 797397

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☑ No ☐

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$326,466	$295,689
Accounts receivable, tenant	42,852	42,852
Prepaid expenses	10,036	—

Total current assets	379,354	338,541

Leased property held for sale, net	2,323,501	2,323,501

Total assets	$2,702,855	$2,662,042

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$1,177,000	$84,000
Accounts payable	15,408	18,990
Accrued expenses	27,714	2,179

Total current liabilities	1,220,122	105,169

Long-term debt, less current maturities	—	1,135,000

Total liabilities	1,220,122	1,240,169

Commitment and Contingency

PARTNERS’ EQUITY
General partners	(8,229)	(9,016)
Limited partners	1,490,962	1,430,889

Total partners’ equity	1,482,733	1,421,873

Total liabilities and partners’ equity	$2,702,855	$2,662,042

Note: The Condensed Balance Sheet at December 31, 2004 has been taken from the audited financial statements at that date.
See Notes to Condensed Financial Statements.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Rental income	$150,943	$149,919	$307,354	$304,899

Operating expenses:
Contract labor	1,500	1,500	3,000	3,000
Repairs and maintenance	36,438	35,365	66,172	68,205
Management fees	4,463	4,652	8,987	9,314
Utilities	22,850	22,447	46,581	45,261
Professional fees	15,198	17,329	44,213	45,583
Property taxes	10,770	10,575	21,540	21,150
Miscellaneous	4,310	1,559	5,673	3,170

	95,528	93,427	196,166	195,683

Operating income	55,415	56,492	111,188	109,216

Nonoperating income (expense):
Interest and dividend income	1,017	294	1,878	307
Interest expense	(17,862)	(12,891)	(34,323)	(25,995)

	(16,845)	(12,597)	(32,445)	(25,688)

Net income	$38,570	$43,895	$78,743	$83,528

Deduct net income applicable to limited partners (per limited partner unit for the quarter ended June 30, 2005 $8.56; 2004 $6.80; and for the six months ended June 30, 2005 $9.43; 2004 $12.94)	$38,184	$43,456	$77,956	$82,693

Net income applicable to general partners (per general partner unit for the quarter ended June 30, 2005 $4.14; 2004 $8.78; and for the six months ended June 30, 2005 $12.16; 2004 $16.70)	$386	$439	$787	$835

See Notes to Condensed Financial Statements.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,743	$83,528
Adjustments to reconcile net income to net cash provided by operating activities:
Change in assets and liabilities:
(Increase) in prepaids and accounts receivable	(10,036)	(4,048)
Increase in accounts payable, accrued expenses, and deferred revenue	21,953	30,244

Net cash provided by operating activities	90,660	109,724

CASH FLOWS FROM INVESTING ACTIVITIES,
Proceeds from sale of securities available for sale	—	—

Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(42,000)	(42,000)
Cash distributions	(17,883)	—

Net cash (used in) financing activities	(59,883)	(42,000)

Net increase in cash and cash equivalents	30,777	67,724

Cash and cash equivalents:
Beginning	295,689	208,237

Ending	$326,466	$275,961

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

Leased property held for sale has been recorded following the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires assets held for sale to be recorded at the lower of their carrying value or estimated fair value less cost to sell. The fair market value of the property is subject to potential significant change based on market conditions. Due to the length of time the property has been on the market, management has decided to begin depreciating the property over the remaining life of the property commencing the third quarter of 2005, unless sold.

3.	Statement of Cash Flows:

For purposes of reporting the statements of cash flows, the Partnership includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents on the accompanying condensed balance sheets.

4.	Priority Return:

At December 31, 2004, the cumulative unpaid priority return to the unit holders was $3,861,957 compared to $3,619,173 one year prior. This increase resulted from no distributions being made to partners during the year. Although no distributions were paid to partners on the priority return, the Partnership did make distributions in the first quarter of 2005 in the amount of $17,883 representing taxes owed on behalf of foreign and non-resident partners. Based on the current and projected commercial real estate market conditions, the General Partners believe that it is reasonably unlikely that a sale of the remaining Partnership property would produce net sale proceeds sufficient to pay any of such priority return. Furthermore, the General Partners believe that it is reasonably unlikely that the Partnership’s operating income or any refinancing of Partnership debt would generate sufficient funds to pay any portion of the priority return.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Changes in Financial Condition
There have not been any significant changes in financial condition from December 31, 2004 to June 30, 2005.
Liquidity and Capital Resources
During the six months ended June 30, 2005, the Partnership operations continued to meet working capital requirements, although working capital was decreased by approximately $1,074,000 since year-end. The working capital deficit as of June 30, 2005 was $840,768. The large decrease in working capital is due to the reclassification of the long-term debt to short-term debt due to the current loan maturing on January 31, 2006. If this reclassification had not been made, working capital would have been approximately $252,000. When the loan is closer to maturity, the General Partners will seek refinancing with Wachovia Bank, N.A. for the loan on EastPark; however, no assurances can be given that such refinancing will occur. Cash distributions in the amount of $17,883 were paid during the year. These distributions represented the 2004 Federal and North Carolina taxes paid on behalf of the foreign and non-resident partners.
Results of Operations
Operating income for the six months ended June 30, 2005 when compared to the same period of the prior year, decreased slightly less than 2%. Rental income increased less than 1% and operating expenses increased less than 1%. Interest expense is about 32% higher than last year as the rate on the floating rate loan has increased. The rate at June 30, 2005 was approximately 6% as compared to approximately 4% on June 30, 2004.
Status of EastPark Executive Center
The General Partners remain committed on selling the EastPark facility and continue to have it listed with a commercial real estate broker. At this time, the facility is not under contract with any potential buyers. During the first quarter of 2005, the General Partners were able to negotiate a 20-month lease with Management Systems Designers, Inc. (“MSD”) that was previously under a month-to-month tenancy. This lease will expire October 31, 2006, but MSD may terminate this lease with a ninety (90) day written notice after one year if the primary tenant, the General Services Administration (“GSA”), either vacates or terminates its engagement contract with MSD. The primary tenant, GSA has a lease scheduled to expire October 31, 2006. However, they have the option to terminate their lease anytime after October 31, 2005 by providing a ninety (90) day written notice. No assurances can be given that a replacement tenant could be found if the GSA decides to terminate its lease. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as the Partnership can sell the property to a qualified buyer.
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

Item 3. Controls and Procedures
The Partnership’s General Partner and Principal Accounting Officer have conducted an evaluation of the Partnership’s disclosure procedures as of June 30, 2005. Based on their evaluation, the General Partner and Principal Accounting Officer have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Partnership’s General Partner and Principal Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Partnership is not engaged in any legal proceedings of a material nature at the present time.
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

	Designation4
	Number Under
Exhibit	Item 601 of
Number	Regulation S-K	Exhibit Description
1*	4	Instrument defining rights of security holders — set forth in the Limited Partnership Agreement

2*	10	Limited Partnership Agreement

3**	10.1	Exclusive Leasing and Management Agreement dated October 1, 1994 (EastPark Executive Center)

4***	10.2	Listing Agreement of Property For Lease and/or Sale dated February 2, 004 (EastPark Executive Center)

5	31.1	Certification required by Section 31 of Item 601 of Regulation S-K

6	31.2	Certification required by Section 31 of Item 601 of Regulation S-K

7	32.1	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Sarbanes-Oxley Act of 2002.)
(b) Reports on Form 8-K:
No reports on Form 8-K have been filed during the three months ended June 30, 2005.

*	Incorporated by reference to Exhibit A of the Partnership’s Prospectus dated December 1, 1987, Registration Number 33-07056-A.

**	Incorporated by reference to Exhibit 3 of the Partnership’s Form 10-K for the year ended December 31, 1995.

***	Incorporated by reference to Exhibit 10.3 of the Partnership’s Form 10-K for the year ended December 31, 2003.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP (Registrant)

By:	DRY Limited Partnership, General Partner of Registrant By: YFP, LLC
General Partner

Date	08/12/05	By:	/s/ Jeffrey S. Yager

Jeffrey S. Yager
Manager

Date	08/12/05	By:	/s/ Thomas K. Emery

Thomas K. Emery
(Serving in the function of Principal Financial Officer)