Form 10QSB
period 2005-09-30
YAGER KUESTER PUBLIC FUND 1986 LIMITED PARTNERSHIP
filed 2005-11-15
CIK 797397

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark one)
 [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2005
                              ---------------------------------------------

                                                              or
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to  _____________________

Commission File Number:               0-18444
                          --------------------------------------------------

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          North Carolina                                     56-1560476
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
            or organization)                               Number)

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

                                      INDEX

                                                                         PAGE

PART I.  FINANCIAL INFORMATION
   ITEM 1. Financial Statements
     Condensed Balance Sheets as of September 30, 2005 and
         December 31, 2004...............................................   3
     Condensed Statements of Operations for the three and nine months
         ended September 30, 2005 and 2004...............................   4
     Condensed Statements of Cash Flows for the three and nine months
         ended September 30, 2005 and 2004...............................   5
     Notes to Condensed Financial Statements.............................   6
   ITEM 2. Management's Discussion and Analysis or Plan of Operation.....   7
   ITEM 3. Controls and Procedures.......................................   8
PART II. OTHER INFORMATION
    ITEM 1. Legal Proceedings............................................   8
   ITEM 6.  Exhibits and Reports on Form 8-K.............................   8
Signatures...............................................................   9

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS




                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS


                                               September 30,        December 31,
                                                   2005                2004
                                               -------------        ------------
   ASSETS                                       (Unaudited)            (Note)

CURRENT ASSETS
 Cash and cash equivalents                         $320,833         $  295,689
 Accounts receivable, tenant                         43,385             42,852
 Prepaid expenses                                    12,393                 -
                                                 ----------         ----------
        Total current assets                        376,611            338,541

 Leased property held for sale, net               2,261,101          2,323,501
                                                 ----------         ----------

        Total  assets                            $2,637,711         $2,662,042
                                                 ==========         ==========

   LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt            $1,156,000         $   84,000
 Accounts payable                                         0             18,990
 Accrued expenses                                    45,401              2,179
                                                 ----------         ----------

        Total current liabilities                 1,201,401            105,169

Long-term debt, less current maturities                   -          1,135,000
                                                 ----------         ----------

        Total liabilities                         1,201,401          1,240,169
                                                 ----------         ----------

Commitment and Contingency

PARTNERS' EQUITY
 General partners                                   (8,693)            (9,016)
 Limited partners                                 1,445,003          1,430,889
                                                 ----------         ----------

        Total partners' equity                    1,436,310         1,421,873
                                                 ----------         ----------

        Total liabilities and partners' equity   $2,637,711         $2,662,042
                                                 ==========         ==========



Note: The Condensed Balance Sheet at December 31, 2004 has been taken from the audited financial statements at that date.

     See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS


                                                               Three Months Ended                    Nine Months Ended
                                                                  September 30,                        September 30,
                                                          ------------------------------    ------------------------------
                                                                  2005         2004             2005             2004
                                                          ---------------   ------------    --------------    ------------
                                                                    (Unaudited)                       (Unaudited)

Rental income                                              $   154,143       $   151,700     $     461,497    $   456,599

Operating expenses:
 Contract labor                                                  1,500             1,500             4,500          4,500
 Repairs and maintenance                                        62,870            34,043           129,041        102,248
 Management fees                                                 4,674             4,372            13,660         13,686
 Utilities                                                      29,853            29,262            76,434         74,523
 Professional fees                                               9,283            14,100            53,496         59,683
 Property taxes                                                 10,770            10,575            32,310         31,725
 Depreciation                                                   62,401                 0            62,401            -
 Miscellaneous                                                   1,181             1,080             6,854          4,250
                                                          --------------- ---------------    ---------------    ----------

                                                               182,531            94,932           378,696        290,615
                                                          --------------- ---------------    ---------------    ----------

        Operating income                                       (28,387)           56,768            82,801        165,984
                                                          --------------- ---------------    ---------------    ----------

Nonoperating income (expense):
 Interest and dividend income                                    1,154               645             3,032            952
 Interest expense                                              (19,191)          (14,064)          (53,513)       (40,059)
                                                          --------------- ---------------    ---------------   -----------

                                                               (18,037)          (13,419)          (50,481)       (39,107)
                                                          --------------- ---------------    ---------------   -----------

        Net income                                         $   (46,424)      $    43,349     $      32,320     $  126,877
                                                          =============== ===============    ===============   ===========

Deduct net income applicable to limited partners
(per limited partner unit for the quarter ended June
30, 2005 $8.56; 2004 $6.80; and for the six
months ended June 30, 2005 $9.43; 2004 $12.94)              $  (45,960)      $    42,916     $      31,997     $  125,608
                                                          =============== ===============    ===============   ===========

        Net income applicable to general partners
        (per general partner unit for the quarter
        ended June 30, 2005 $4.14; 2004 $8.78;
        and for the six months ended
        June 30, 2005 $12.16; 2004 $16.70)                  $     (464)      $       433     $         323      $   1,269
                                                          =============== ===============    ===============    ==========

See Notes to Condensed Financial Statements.

                  YAGER/KUESTER PUBLIC FUND LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                         ---------------------------------
                                                                               2005               2004
                                                                         --------------     --------------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                 $   32,320      $      126,877
 Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation and amortization                                               62,401                   0
 Change in assets and liabilities:
   (Increase) in prepaids and accounts receivable                             (12,926)              1,807
   Increase in accounts payable, accrued expenses, and deferred revenue        24,232              38,003
                                                                         --------------    ---------------

        Net cash provided by operating activities                              106,027            166,687
                                                                         --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES,
  Proceeds from sale of securities available for sale                                -                  -
                                                                         --------------    ---------------

        Net cash provided by investing activities                                    -                  -
                                                                         --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on long-term borrowings                                   (63,000)            (63,000)
 Cash distributions                                                           (17,883)                 -
                                                                         --------------    ---------------

        Net cash (used in) financing activities                               (80,883)            (63,000)
                                                                         --------------    ---------------

        Net increase in cash and cash equivalents                              25,144             103,687

Cash and cash equivalents:
 Beginning                                                                    295,689             208,237
                                                                         --------------    ---------------
 Ending                                                                    $  320,833      $      311,924
                                                                         ==============    ===============


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

      Leased property held for sale has been recorded following the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 requires assets held for sale to be recorded at the lower of their carrying value or estimated fair value less cost to sell. The fair market value of the property is subject to potential significant change based on market conditions. Due to the length of time the property has been on the market, management has decided to begin depreciating the property over the remaining life of the property commencing the third quarter of 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Changes in Financial Condition

There have not been any significant changes in financial condition from December 31, 2004 to September 30, 2005.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, the Partnership operations continued to meet working capital requirements. The working capital deficit as of September 30, 2005 was $824,790. The large decrease in working capital is due to the reclassification of the long-term debt to short-term debt due to the current loan maturing on January 31, 2006. If this reclassification had not been made, working capital would have been approximately $331,000. When the loan is closer to maturity, the General Partners will seek refinancing with Wachovia Bank, N.A. for the loan on EastPark; however, no assurances can be given that such refinancing will occur. Cash distributions in the amount of $17,883 were paid during the year. These distributions represented the 2004 Federal and North Carolina taxes paid on behalf of the foreign and non-resident partners.

Results of Operations

Operating income for the nine months ended September 30, 2005 when compared to the same period of the prior year, decreased approximately 50%. This is due to re-commencing depreciation of the property held for sale. Rental income decreased less than 1% and operating expenses increased approximately 28%, again as a result of re-commencing depreciation on the property. Interest expense is about 33% higher than last year as the rate on the floating rate loan has increased. The rate at September 30, 2005 was approximately 6.5% as compared to approximately 4.5% on September 30, 2004.

Status of EastPark Executive Center

The General Partners remain committed on selling the EastPark facility and continue to have it listed with a commercial real estate broker. At this time, the facility is not under contract with any potential buyers. During the first quarter of 2005, the General Partners were able to negotiate a 20-month lease with Management Systems Designers, Inc. ("MSD") that was previously under a month-to-month tenancy. This lease will expire October 31, 2006, but MSD may terminate this lease with a ninety (90) day written notice after one year if the primary tenant, the General Services Administration ("GSA"), either vacates or terminates its engagement contract with MSD. The primary tenant, GSA has a lease scheduled to expire October 31, 2006. However, they have the option to terminate their lease anytime after October 31, 2005 by providing a ninety (90) day written notice. No assurances can be given that a replacement tenant could be found if the GSA decides to terminate its lease. The General Partners will continue to search for the best offer for the property and manage it at acceptable standards until such time as the Partnership can sell the property to a qualified buyer.

Forward-Looking Statements

This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Partnership. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

o   Inability to sell the building due to current market conditions
o   Inability to extend the lease on a long-term basis to its major tenant

ITEM 3.   CONTROLS AND PROCEDURES

The Partnership's General Partner and Principal Accounting Officer have conducted an evaluation of the Partnership's disclosure procedures as of September 30, 2005. Based on their evaluation, the General Partner and Principal Accounting Officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of these controls by the Partnership's General Partner and Principal Accounting Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.


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
                                     Chapter 63 of Title 18 of the United
                                     States Code (Sarbanes-Oxley Act of 2002.)


               (b) Reports on Form 8-K:

               No reports on Form 8-K have been filed during the three months ended September 30, 2005.


     * Incorporated by reference to Exhibit A of the Partnership's Prospectus dated December 1, 1987, Registration Number 33-07056-A.

     ** Incorporated by reference to Exhibit 3 of the Partnership's Form 10-K for the year ended December 31, 1995.

     *** Incorporated by reference to Exhibit 10.3 of the Partnership's Form 10-K for the year ended December 31, 2003.

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

                                      YAGER/KUESTER PUBLIC FUND
                                      LIMITED PARTNERSHIP
                                      (Registrant)

                                      By:  DRY Limited Partnership,
                                           General Partner of Registrant
                                           By: YFP, LLC
                                                   General Partner


Date        11/14/05                       By:     /s/ Jeffrey S. Yager
     ------------------------------            ------------------------
                                                       Jeffrey S. Yager
                                                        Manager

Date         11/14/05                      By:      /s/ Thomas K.Emery
     ------------------------------            -----------------------
                                                        Thomas K.Emery
                                              (Serving in the function of
                                              Principal Financial Officer)